Form 10QSB
period 2001-09-30
PEOPLENET INTERNATIONAL CORP
filed 2001-12-05
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-33033

PEOPLENET INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Delaware	94-3261986
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Marine Parkway, Suite 325
Redwood Shores, California 94065
(Address of Principal Executive Offices including Zip Code)

(650) 802-8299
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value $0.0001, outstanding as of December 5, 2001 is 2,010,000.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For September 30, 2001

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheets as of September 30, 2001 and December 31, 2000
Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000
Statements of Cash Flows for the three and nine month periods ended September 30, 2001
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Reports on Form 8-K

Signatures

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                         September 30   September 30   December 31
                                             2001           2001*         2000
                                         ------------   ------------   ------------
                                          (unaudited)    (pro forma)      (audited)
ASSETS
  Cash                                   $    14,127    $    14,127    $       -
  Accounts receivable                        499,666        499,666        187,728
  Inventory                                   15,413         15,413         15,667
  Property and equipment, net                147,300        147,300        202,888
  Film costs, net                          2,550,000      2,550,000      3,950,000
                                         ------------   ------------   ------------
    Total Assets                         $ 3,226,506    $ 3,226,506    $ 4,356,283
                                         ============   ============   ============

LIABILITIES
  Accounts payable and
    accrued expenses                     $   271,558    $   271,558    $   298,631
  Due to parent                           11,983,676      1,500,000     11,760,978
  Related party note payable                  39,000         39,000         36,000
  Notes payable                               50,000         50,000            -
  Other                                          -              -            2,886
                                         ------------   ------------   ------------
                                          12,344,234      1,860,558     12,098,495
                                         ------------   ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;            -              -
    10,000,000 shares authorized
  Common stock, $0.0001 par value;
    100,000,000 shares authorized                100            100            201
  Additional paid-in capital                 678,781     11,162,457        678,680
  Accumulated deficit                     (9,796,609)    (9,796,609)    (8,421,093)
                                         ------------   ------------   ------------
    Total Stockholders' Equity            (9,117,728)     1,365,948     (7,742,212)
                                         ------------   ------------   ------------

                                         $ 3,226,506    $ 3,226,506    $ 4,356,283
                                         ============   ============   ============

*  The pro forma column reflects the conversion of inter-company notes to additional paid-in capital as if the conversion took place as of September 30, 2001.
   Please refer to Note 1 of the Notes to Interim Financial Statements for details.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                         Three-month Periods Ended       Nine-month Periods Ended
                                       -----------------------------   -----------------------------
                                       September 30    September 30    September 30    September 30
                                           2001            2000            2001            2000
                                       -------------   -------------   -------------   -------------
                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE
  Licensing fee                             150,000             -           450,000             -
  Film income                                   -            23,809             -            41,281
  Other                                         -               -             2,550             248
  Discontinued business:
    Tuition and related fees                    -               -               -           108,027
    Sporting event sponsorship                  -               -               -           400,000
                                       -------------   -------------   -------------   -------------
    Total revenue                           150,000          23,809         452,550         549,556
                                       -------------   -------------   -------------   -------------

COSTS AND EXPENSES
  Cost of sales - Film income                   -               388             325           2,005
  Film cost amortization and reserve        150,000       1,000,000         450,000       1,031,057
  Selling                                     3,000             -            19,595         285,275
  Salaries and payroll taxes                  8,369         241,746         140,180         803,657
  General and administrative                 99,872         289,071         182,492         478,662
                                       -------------   -------------   -------------   -------------

    Total costs and expenses                261,241       1,531,205         792,592       2,600,656
                                       -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense, net       (30,000)        (30,000)        (90,000)        (90,000)
  Interest expense                             (158)         (2,135)           (474)         (6,406)
                                       -------------   -------------   -------------   -------------
    Total other income (expenses)           (30,158)        (32,135)        (90,474)        (96,406)
                                       -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES               (141,399)     (1,539,531)       (430,516)     (2,147,506)

PROVISION FOR INCOME TAXES                      -               -               -               -
                                       -------------   -------------   -------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE           (141,399)     (1,539,531)       (430,516)     (2,147,506)

CUMULATIVE EFFECT ON PRIOR YEARS
  DUE TO CHANGE IN ACCOUNTING METHOD       (945,000)            -          (945,000)            -
                                       -------------   -------------   -------------   -------------
NET LOSS                                 (1,086,399)     (1,539,531)     (1,375,516)     (2,147,506)
                                       =============   =============   =============   =============

Weighted average number of
  shares outstanding                      2,010,000       2,010,000       2,010,000       2,010,000
                                       =============   =============   =============   =============

Basic and diluted loss per share             $(0.54)         (0.77)          $(0.68)         $(1.07)
                                       =============   =============   =============   =============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                       Three Months    Nine Months
                                                          Ended           Ended
                                                       ------------    ------------
                                                       Sep 30, 2001    Sep 30, 2001
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(1,086,399)    $(1,375,516)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation                                          18,529          55,588
      Cumulative effect of change in
        accounting principle                               945,000         945,000
      Amortization                                         150,000         450,000
      Bad debts written off                                 66,667          66,667
  (Increase) decrease in
    Accounts receivable                                   (150,000)       (378,605)
    Intercompany balances                                   30,000         222,698
    Inventory                                                  -               254
    Prepaid expenses and other                                 -               -
  Increase (decrease) in
    Accounts payable and accrued expenses                    9,313         (14,758)
                                                       ------------    ------------
      Net cash used for operating activities               (16,890)        (28,672)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipts (payments) for film costs                         5,000           5,000
                                                       ------------    ------------
    Net cash used for investing activities                   5,000           5,000
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loans from related parties                       -             3,000
  Payments on loans from related parties                       -               -
  Proceeds on notes payable                                 20,000          50,000
  Payments on notes payable                                    -               -
                                                       ------------    ------------
    Net cash provided by financing activities               20,000          53,000
                                                       ------------    ------------

NET CHANGE IN CASH                                           8,110          29,328

CASH, beginning of period                                    6,017         (15,201)
                                                       ------------    ------------
CASH, end of period                                    $    14,127     $    14,127
                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $       158     $       474
                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

For the nine-month period ended September 30, 2001

Note 1. Nature of Operations, Going Concern, Significant Transactions and Subsequent Events

Nature of Operations - PeopleNet International Corporation (the "Company") focuses on operating and managing media-related programs. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. The Company is a wholly owned subsidiary of America's Best Karate ("ABK"), which is a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("Pacific Systems") formerly known as American Champion Entertainment, Inc. ("ACEI").

Going Concern. Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2001. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company ACEI. While the Company does not have an agreement or commitment in place, management plans to raise additional capital through a private placement subsequent to the spin-off, which is described below, in the amount of approximately $1,000,000. However, there is no assurances that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on the cash flow from the licensing agreement with World Channel, revenues that could be generated from the ChiBrow project, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has already expressed the possibility of extending a loan to us for our operational needs if the private placement becomes not viable.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of operations. The continuation of the Company as a going concern is dependent upon the success of obtaining additional capital and, thereafter, on attaining profitability. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

Significant Transactions. On July 24, 2001 the Company changed its name from American Champion Media, Inc. to PeopleNet International Corporation. The name change was made to more accurately reflect changes in the Company's core business.

On July 23, 2001 the Company declared a 20,100 for 1 stock split. The accompanying financial statements reflect the effect of this split. The Company also increased the authorized shares of common stock to 100,000,000 and provided for the issuance of up to 10,000,000 shares of preferred stock. The preferred stock can be issued at the by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption and sinking fund provisions. All share and per share data in the accompanying notes have been adjusted to reflect the effect of this split.

In July 2001 the Company adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of the company. No options have been issued under the plan.

In July 2001 the Company adopted the Non-Employee Directors Stock Option Plan. The plan provides for the issuances of up to 500,000 options to purchase common stock of the company. No options have been issued under the plan.

In July 2001 the Company adopted the 2001 Stock Incentive Plan. The plan provides for the issuances of up to 500,000 shares of common stock of the company. No shares have been issued under the plan.

In June 2001, the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of the Company from ACEI, the Company will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years. The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital.

On June 22, 2001 ACEI approved a plan to spin-off the Company to the shareholders as a tax-free distribution. Under the plan, each stockholder of ACEI will receive one share of ACM stock for approximately every 17 shares of ACEI stock held as of the effective date of the spin-off. Subsequent to and as part of the spin-off, ECapital, an unrelated entity, will contribute intangible property consisting primarily of Internet sites, content and a web browser, described above, in exchange for approximately 18% of the Company. The related party note payable will also be converted to common stock amounting to approximately 1% of the Company. The Company expects to operate in the business of providing Internet content subsequent to the spin-off.

As part of this plan, the advances to ABK will be offset against the amounts due to ACEI and the net amount due adjusted down to $1,500,000 with the balance converted to additional paid-in-capital. This $1,500,000 will be converted to a note payable and will be due in annual installments of $300,000 plus interest at 8 percent. The television program, "The Adventures With Kanga Roddy", and all licensing and distribution rights associated with the program will also secure the note.

NOTES TO FINANCIAL STATEMENTS

For the nine-month period ended September 30, 2001

Note 2. Summary of Significant Accounting Policies

Revenue Recognition - Revenue from films and licensing is recognized when earned in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films.  Revenue from films and licensing is recorded when a sale or licensing arrangement has been executed, the film is complete and has been delivered or is available for delivery, the license period of the arrangement has begun, the arrangement fee is determinable and collection is reasonably assured.  The Company is recognizing revenue prorate over the licensing period because collection of the revenue is not reasonably assured.  Management will monitor payment patterns and habits and will record the balance of the licensing fees at such time it is determined the balance of the payments due under the licensing agreement are reasonably assured.  Upon adoption of this new accounting standard, the Company adjusted the carrying amount of the unamortized film cost by $945,000 in 2001.  This expense is included in the statement of operations as the cumulative effect on prior years due to change in accounting method.  Film costs and participation costs are amortized using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year.  The amortization of capitalized film costs begins when a film is released or it begins to recognize revenue from that film.  The management of the Company periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur.

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment - Property and equipment is stated at cost. Depreciation for property and equipment is computed using the straight-line method over an estimated useful life of five years.

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. Film costs are amortized using the individual-film-forecast-computation method. The net film costs are presented on the balance sheet at the net realizable value for each master. During 2000 the Company established a reserve against the capitalized film costs to reduce the carrying amount to the estimated net realizable value. During 2001 the carrying amount was further reduced upon adoption of a new accounting standard.

Fair Values of Financial Instruments - The carrying values of cash, receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying values of long-term obligations approximate fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate. None of the financial instruments are held for trading purposes.

Basic Loss Per Share - Basic loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

Income Taxes - Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Presentation - Management believes utilizing a classified balance sheet presentation is not appropriate, as the operating cycle of the Company is expected to exceed 12 months. Accordingly, an unclassified presentation is utilized for the accompanying balance sheet.

NOTES TO FINANCIAL STATEMENTS

For the nine-month period ended September 30, 2001

Note 3. Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on September 30, 2001 and the results of its operations and its cash flows for the nine-month period ended September 30, 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included elsewhere in this Form 10-SB.

NOTES TO FINANCIAL STATEMENTS

For the nine-month period ended September 30, 2001

Note 4. Uses of Estimates, Risks and Uncertainties

The preparation of financial statements in confirmity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could difer from those estimates. Significant estimates used in these financial statements include the recovery of film costs which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term which could have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates; and various competitive factors that may prevent the Company from competing successfully in the marketplace.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2001. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

Results of Operation

PeopleNet was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of America's Best Karate, which is a wholly owned subsidiary of Pacific Systems Control Technology formerly known as American Champion Entertainment.

Revenues

For the three-month period ended September 30, 2001, we recognized $150,000 in licensing fee revenue from the licensing of products from our Kanga Roddy TV program to World Channel, Inc. Under the terms of the 5-year licensing agreement, World Channel pays us $600,000 per year for the world-wide licensing rights. Under an agreement we have with our parent company, Pacific Systems, 50% of the cash received from World Channel is paid to Pacific Systems. We intend to recognize the full $600,000 per year as revenues, however we are contractually obligated to pay 50% of the cash received to Pacific Systems. Further, we are only obligated to repay the $1,500,000 to Pacific Systems from proceeds we will  receive from World Channel.

Costs and Expenses

The costs of sales is calculated in relation to film income as such costs is the amortization of capitalized production costs from the Kanga Roddy series. Therefore, the $600,000 per year of revenues recognized in connection with the Kanga Roddy license agreement with World Channel will be offset by $600,000 of annual amortization expense and, accordingly, no net income will result from this licensing agreement over its five-year term.

For the year ended December 31, 2000, we recognized $3,697,224 in expenses as a reserve of film cost. These costs were capitalized production costs for the television show "Adventures With Kanga Roddy" as compared to none of such charges for 1999. During the year-ended December 31, 2000 management reviewed the net realizable value of the capitalized film costs. The licensing and sponsorship fees to date have been less than the original estimates of the Company. During the third quarter of 2000 a reserve of $1,000,000 was taken against the related capitalized costs. As of December 31, 2000 the net amount of capitalized film costs was reserved to $3,950,000, which is based on current licensing agreements and planned and probable future distribution of the television show. During the nine-months ended September 30, 2001, a reserve of $945,000 was taken against the related capitalized costs in addition to $450,000 in amortized expense taken as an offset to revenue recognized from the World Channel licensing agreement. The additional reserve of $945,000 was related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films. The new accounting standard contains stricter guidelines related to the ultimate revenue of the program.

For the three and nine-month periods ended September 30, 2001, we adopted aggressive cost-cutting measures and salaries and payroll taxes were reduced to $8,369 and $140,180 respectively while selling, general and administration expenses were contained to $102,872 and $202,087 respectively. We had 7 employees at December 31, 2000 and gradually reduced to 2 persons by September 30, 2001. Management personnel has not taken a salary since March 1, 2001, and all paid consultants were terminated as of March 31, 2001. Salary and payroll expenses for the first nine months of 2001 appear higher than for only 2 employees because our cut back was gradual. Travel and entertainment expenses were also kept to a minimal during this period. We were able to reduce our staff because a lot of the marketing efforts for our TV property have been handed over to the World Channel.

As a result of foregoing factors, net loss for the three and nine-month periods ended September 30, 2001 was ($1,086,399) and ($1,375,516) respectively and resulting in a basic loss per share of ($0.54) and ($0.68) respectively.

Liquidity and Capital Resources

In the year 2001, we adopted a plan to spin-off PeopleNet to the shareholders as a tax-free dividend. As part of this plan, some of the inter-company accounts will be offset against each other and the net amount due the parent company is adjusted to $1,500,000 with the balance converted to additional paid-in-capital. We are required to use 50% of the cash to be received from the World Channel licensing agreement to repay this obligation. The only recourse from our parent company against us is limited to the 50% of the payments from World Channel. World Channel pledged $800,000 of its equipment as collateral for its obligation to make the payments to us, and World Channel has been making small payments throughout the year towards their obligation which is not due until the yearend, we believe the collectibility of this revenue for the current year (the first of the agreement's term of five years), is reasonably assured. However, there are no assurances on the collectibility of this revenue beyond the first year.

The proforma effect of the conversion of inter-company notes to additional paid-in-capital will result in a net stockholders' equity of $1,365,948. Please refer to the proforma column of the balance sheet for details.

For the nine-month period ended September 30, 2001, cashflow from operations was a negative ($28,672) and our financing activities brought in $53,000.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to complete a private placement in the amount of $1 million upon the spin-off of PeopleNet for immediate working capital, and employ at the start eight persons including two in management, three persons in sales and marketing and three engineers in technical support. We estimate that our burn rate for the twelve months upon the effectiveness of the spin-off transaction should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on the cash flow from the licensing agreement with World Channel, revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

Currently, ChiBrow is offered free of charge and has a world-wide user base of 30,000. We anticipate the conversion of free users of ChiBrow into paying subscribers and to launch ChiBrow as a fee for service site beginning with the third calendar quarter of 2001. Our business model for the exploitation of ChiBrow is based on:

  individual subscription between $30 to $60 per family per year;
  corporate subscription between $60 to $100 per station per year;
  advertising banners;
  corporate sponsors; and
  paid positioning preference on ChiBrow and CoolNetwork's webpages and searches.

Our average burn rate for the first nine months of 2001 was $50,000 per month. We anticipate upon the effectiveness of the spin-off transaction we will immediately step up the marketing and sales efforts for our TV series and ChiBrow, and our burn rate will increase to $80,000 per month or about $1 million for the 12 months after the spin-off.

Until we are successful in converting free users of ChiBrow into paying subscribers and securing corporate sponsors and advertisers, our source of revenue will be relying on the $300,000 per year (net of the 50% payable to our parent company) from the World Channel licensee and results from other marketing efforts regarding our Kanga Roddy TV property.

Unless a direct positive cashflow can be obtained with the production of addition episodes, we have no current plan to produce more episodes of the Kanga Roddy TV series. We are not obligated to deliver any more shows to KTEH as KTEH understands that these episodes are produced at a steep cash outflow. The average production cost of each half-hour episode is about $220,000 and the distribution fee we receive is only $30,000 per episode for a two-year unlimited broadcast run. We believe that our current inventory of 29 episodes is enough of a library for the property to be distributed as a children's program since just one re-run of each episode will generate over one year's programming supply for a weekly show. Much higher re-run rates are still acceptable for young children programs due to the fact that this audience enjoys repeated programs with familiar songs and characters.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no lawsuit or proceeding currently pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended September 30, 2001.

Item 6. Reports on Form 8-K.

There is no report on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on December 5, 2001 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan

------------------------------

Anthony K. Chan,

Chief Executive Officer and Chief Financial Officer