Form 10KSB
period 2001-12-31
PEOPLENET INTERNATIONAL CORP
filed 2002-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-33033

PEOPLENET INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Delaware	02-0575232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Marine Parkway, Suite 325
Redwood Shores, California 94065
(Address of Principal Executive Offices including Zip Code)

(650) 802-8299
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of the class	Name of each exchange on which registered
Common Stock, $ .0001 par value	None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.    [X]

      Revenues for its most recent fiscal year: $451,190

      Aggregate market value of common stock held by nonaffiliates at March 31, 2002:  0

      Number of shares of common stock outstanding at March 31, 2002:  15,629,999

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL  INCORPORATION

2001 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

Item 1. Description of Business

General

PeopleNet, formerly known as American Champion Media, Inc., is a Delaware corporation headquartered in Redwood Shores, Ctalifornia and incorporated on February 5, 1997. PeopleNet was formed by, and has been, a wholly owned subsidiary of Pacific Systems Control Technology, Inc., formerly known as American Champion Entertainment, Inc., a Delaware corporation. Pacific Systems Control Technology has been a publicly traded company since July 31, 1997, and its common stock currently trades on the OTC Bulletin Board under the symbol PFSY. Pacific Systems recently changed the focus of its business to concentrate on the distribution and sale of remote access electric meters and related products. Since this new line of business is not complementary to the business conducted by PeopleNet, the board of directors of Pacific Systems determined that it was in the shareholders' best interest to separate the two companies and allow them to operate independently. In particular, the boards of directors of both companies believes that matters related to public market valuations, capital raising, public relations and marketing are better served when a company is focused on related business. In addition, the boards believe that shareholder value would be increased by the ownership of two public companies rather than one.

On February 8, 2002, Pacific Systems distributed its shares of PeopleNet to the shareholders of Pacific Systems as of the record date of January 16, 2002. The securities of PeopleNet are not currently traded on any market.

ChiBrow

In June 2001, we signed an agreement with ECapital Group, Inc. to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of PeopleNet from Pacific Systems, we issued 374,587 shares of our common stock on February 8, 2002 to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years.

On March 21, 2002, we purchased all rights relating to the intellectual property of ChiBrow, including the source codes, trademarks, copyright, domain name and website, from ECapital. The total purchase price paid was the issuance to ECapital of 3,799,999 shares of our common stock.  It is expected that the basis of the acquired intellectual property will be based upon the cost basis of ECapital.

We believe that ChiBrow, the safe web browser for children, greatly compliments our non-violent action-filled Kanga Roddy TV program. We further believe that the combination of an Internet property and a TV program strengthens our position as a media content provider with an Internet strategy. The following is a description of our business plan regarding ChiBrow.

ChiBrow, once installed on personal computers, allows children to browse the World Wide Web by accessing sites from a pre-selected list of approved sites known as the Safe-Sites List. Selection criteria include age-appropriateness, educational value, balance in social issues, and meaningful content. Through password control, parents can access and modify the Safe-Sites List as well as set a time limit for browsing after which the computer automatically shuts down. ChiBrow also incorporates a search engine called CoolNetwork which allows young web surfers a safe and educational environment on the Internet. It organizes information based on age-appropriateness and functionality, and provides a feature-filled online experience including safe e-mail, public chat rooms and forums, plus a wide variety of children friendly programs such as art gallery, contests, games and community service activities.

Through ChiBrow, children can use the Internet safely to explore and learn, absent of "inappropriate" adult contents such as violence, pornography, hate speeches, and profanity, while giving parents and educators the ability to define where their children can venture. ChiBrow is a browser, not a filtering software. Consequently, ChiBrow circumvents many of the issues filtering technologies have difficulties addressing:

  alcohol and tobacco marketing;
  unsafe privacy practices;
  "inappropriate" adult images and sounds; and
  sophisticated use of language in which the words themselves are harmless, but the content is not.

ChiBrow avoids these problems and simplifies security management by giving parents complete control.  Parents define what is appropriate for their children by determining what Web sites they can access.  They can create or build on an existing list of safe Web sites called the Safe-Sites List, restrict access to a Safe-Sites Search Engine containing 10,000+ safe Web sites, and/or open access to sites based on domains realms (.edu, .gov and .org).   Because parents have complete control over the browser, and hence the content that is displayed, they can be certain that sites they allow their children to visit meet their safety standards.

Children browse the Web by selecting a site from ChiBrow's Safe-Sites List, by clicking on links within an approved site, or through the Safe-Sites Search Engine (when allowed).  Sites in either the Safe-Sites List or Search Engine have been screened to meet our safety criteria. Each link a child visit is checked against the list approved sites (Safe-Sites List), Search Engine, and/or domain realms before it is opened. If the site belongs to the same domain and/or is located within a domain/site in the Safe-Sites List or security options, ChiBrow displays the Web page. If it isn't, ChiBrow ignores the click and sends an alert at the bottom of the screen.  In order to visit that site, the child must have permission from the parent.  Because parental approval is required for each new site added, parents can rest assured that their child will only visit the sites they determined to be safe.

Today's generation of children embraces the Internet and the personal computer with the same enthusiasm that previous generations embraced television. According to Computer Economics, the number of children using the Internet will grow from 26 million worldwide in 2001, to 77 million by 2005. Although the U.S. remains the dominant Internet market, this is truly a global phenomenon and the growth rate in Asia and Europe is expected by many to surpass that of the U.S.

Through the testing period of the past 12 months, we have given away without charge over 30,000 copies of the basic ChiBrow software via download from our server. Although registration by the user is not required, over 10,000 users have voluntarily registered. Based on feedback from our users worldwide, and with added functionalities such as a secure email system, we believe most of the users will not object to a paid subscription upon the coming official launch of the complete ChiBrow system. We have also conducted negotiations with governmental agencies in China that have indicated interest in ChiBrow.  The official launch date of ChiBrow is tentatively set for the first half of 2002. At the official launch, new ChiBrow software available either via downloading or on CD-Rom, with more complete features, will need to be purchased by the users. The new version will have mechanisms that will require the user to remit timely payment for uninterrupted use. We will set up in-bound telemarketing operator to assist users with the new subscription process. We expect the conversion of free users into paying subscribers will allow us to receive revenue from this property beginning with the 2nd quarter of 2002. We are also preparing ChiBrow in the Chinese language and intend to launch and market ChiBrow in mainland China within the year 2002 and the conversion into Chinese has been completed at a cost of $10,000 and one month of programming time.  We expect conversions into other languages will incur similar cost and time.

There have been several unsolicited reviews of ChiBrow by publications and journals including the recent September 2001 issue of "Yahoo Internet Life" and the April 2001 issue of "Family PC Magazine". The conclusions have been in our favor stating that ChiBrow is the only truly safe portal for children available today and that ChiBrow does not engage in filtering technology that has been proven to fall short of fail safe. We have received 5-star ratings from "GuardCentral" - a computer security and news publication, and "Tucows.com" - a rating system for children software, the highest rating for our browser from these organizations. Utilizing such endorsements, we intend to seek corporate sponsorship and advertisement from companies engaged in products for children. We have been approached by several multi-national organizations, governments and corporations expressing strong interest in sponsoring ChiBrow upon our official launch. We will employ marketing personnel specialized in seeking such corporate sponsorship and advertisement. However there are no assurances that we will receive sponsorship for the official launch, in which case we may have to rely on debt financing to fund the launch activities. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our short-term needs if necessary, however, there can be no assurances that this or any other financing will be available when needed.

PeopleNet Communication Solution

On March 21, 2002, we purchased all rights relating to the intellectual property of a communication software package from PeopleNet Corporation, called the PeopleNet Communication Solution, in exchange for 9,620,000 shares of our common stock.

The PeopleNet Communication Solution is a scalable, robust, and fully customizable communication infrastructure software. Its tightly integrated platform offers users seamless access to their productivity and communication tools, and the ability to actively engage in their interactive communication functions. Multilingual support and theme options are built into all components, so users can completely control language and theme preferences. Among the many modules of our communication package are:

Web-based email
Enables secure, confidential communication, external mail retrieval and direct marketing. Includes integrated address book with multiple lists, POP3, IMAP, mail search, folders, and filtering. Users can make the most out of their webmail with the ability to centralize emails and to access it through another mail agent when necessary. POP3 enables mail retrieval from three other accounts, while IMAP enables mail to be retrieved from mail agents such as Microsoft Outlook and Eudora.

Web Publishing / Homepage Builder
Allows users to express themselves in a communication context. Key features include web folder for advanced web publishing, file upload, image and video integration and powerful tools for easy homepage building.

Calendar
Enables users to schedule events and tasks, send reminders, and integrate events organized by other users.

File Manager
Allow users to securely work on and manage their documents and small programs in their own private folder. Files stores in the private folder are only accessible by the account owner, but can easily be moved to the public area (web folder) for outside viewing. Being a completely web-based application, users can access their files from anywhere at any time. File Manager together with web publishing can increase users' productivity by allowing them to work on, organize and control access to their files.

Our target market is comprised of:

  ISPs
  Corporate Intranet and Portals
  e-Government
  Educational Institutions
  Vertical Hubs
  Companies supplementing "Brick and Mortar" with "Click and Mortar"
  Content Providers
  Non-Profit organizations

Our PeopleNet Communication Solution can be easily customized for small businesses to large user bases, in the scope of enterprises, institutions and governments that wish to create a robust "interactive communication environment" in facilitating the entity's purchasing and selling, as well as managing the suppliers, distributors and clients. Beginning in mid-year 2002, we plan to offer our solution in three different packages:

Standard Package
A compact version that readily serves 500 users. Contains complete web-based email package with one default language support, banner and ftp control, and complete branding. Ideal for small business and ISPs.

Professional Package
Serves up to 5,000 clients. Includes all features in the Standard package plus homepage, calendar, and productivity tools. Greater language support and theme options. Ideal for medium size businesses and portals.

Enterprise Package
A robust package for communications with a large user base (greater than 5,000 users). Combines features in the Professional package with ultimate customization, from theme and language development to multiple domains customization. Ideal for corporation and portals with sub-communications.

Existing Business

Between the years 1997 and 2000, we developed and produced 29 half-hour episodes of the Kanga Roddy series which features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs which feature violent content, Kanga Roddy never fights because he understands that conflict can always be resolved through traditional martial arts values such as knowledge, compassion, humility, discipline, respect and an open mind. The show merges these values, which are the core subjects in the field of emotional intelligence, with contemporary music, dance, vibrant colors and exciting movements designed to capture the attention of its target audience consisting primarily of pre-school and primary school children.

From 1997 through 2000, we and KTEH, the public broadcasting station serving the San Jose, California area, collaborated on the production of 29 half-hour episodes of the Kanga Roddy series. We funded the production costs of the series and we own all of the intellectual property to the series. KTEH was granted the exclusive domestic (U.S.) broadcasting rights to the series, and KTEH, through their connection to the network of public television, caused the show to be aired by public TV stations across the country. The exclusive broadcasting rights granted to KTEH ended on April 1, 2001.

We also host a website known as "Hiyah.com" where colorful graphics and streaming audio bring old-time stories and fables to children. We enjoy steadily increasing visits to this site without any sort of advertisement, from originally a few thousand visits per week to over 150,000 per month, with the average duration per visit of over 10 minutes equivalent to about the length of reading two stories. We intend to incorporate this service into the ChiBrow system.

In December 2000, we signed a licensing agreement with World Channel, Inc. of South San Francisco, California, for a five-year worldwide licensing and distribution of the Kanga Roddy TV program and its related video and audio products. Pursuant to terms of the agreement, World Channel has the exclusive right to license such products of the Kanga Roddy program and shall pay PeopleNet $600,000 in licensing fees per year from 2001 through 2005, or a total of $3 million. Royalties under pre-existing agreements are assigned to World Channel. In connection with the distribution of our stock by Pacific Systems Control Technology, we entered into an agreement with Pacific Systems pursuant to which we agreed that all future cashflow related to the Kanga Roddy series and its intellectual property that will be generated from the licensing agreement with World Channel shall be allocated between the two companies on a 50/50 basis. Pursuant to this agreement, PeopleNet will pay Pacific Systems 50% of the cash we receive in the future from World Channel. All revenue under this agreement will be earned and recorded by PeopleNet, with 50% of the cash received used as repayment of the note payable to Pacific Systems. Since only partial payment from World Channel was received during the year 2001 and that the collectibility of additional payments are not assured, we have determined to record only $450,000 in revenues at that end of the year 2001 and we may not recognized any additional revenues from this licensing agreement in the future until payments are actually received.

We plan to retain worldwide rights to the characters and images developed in the Kanga Roddy series, to protect our rights to such characters and images through appropriate registration, and to license their use to manufactures for specific products. There is no assurance that we will be able to do so. If the Kanga Roddy series does not attain and maintain widespread television distribution, or widespread popularity, it is unlikely that any significant licensing or merchandising opportunities or revenue will arise or be maintained.

Discontinued Business Activities

In the year 2000, we received revenues from a one-time promotion and production of a professional boxing event in China. Our previous investments in exercise videos have been completely written off as of December 31, 2000. Our management has decided not to engage in the businesses of sporting events promotion and exercise videos in the future.

Competition

Each of the industries in which we compete is highly competitive and most of the companies with which we compete have greater financial and other resources than us. Other approaches to safety for children browsing the Internet involve filtering technology that is subject to attack by de-filtering software and interference with other programs on the host computer. Examples of such filtering software currently on the market are NetNanny, SurfMonkey, SurfControl, InternetGuard, CyberSitter and others. However since there is no previous commercial launch of a children's portal using similar approaches to ours, we cannot gauge how users may react to our offer of software and services. We may have difficulty converting the currently free users of ChiBrow into paying subscribers, or securing advertisers and corporate sponsors.

The number of businesses that compete against us in the area of communication solutions may reach several hundred, as many appear to offer services such as e-mail and homepages. To differentiate ourselves, we will need to provide a comprehensive line of application suites, and establish a quasi-first-mover advantage. The following is a partial listing of some competitors:

  Commtouch
  Bluetie.com
  Urbanite
  Bigfoot
  Epicentric
  Plum Tree
  Linq
  B2sb.com

For our children media related business, we face intense competition from other larger entities such as Disney, Universal, Cartoon Network, etc., which also seek to attract the children's and family audiences segment with their services. In addition, there is a strong trend toward vertical integration in the business, with more companies owning content, making it more difficult for smaller, independent companies such as us to obtain favorable financing and distribution terms.

Risk Factors

Reliance On Technological Edge
Our products, ChiBrow and PeopleNet Communication Solution, are highly technologically dependent. Our success is reliant on maintaining a lead on the competition. We may quickly fall behind if we lose technical skills through employee departure, or due to unexpected breakthrough in technology by our competitors.

Product Acceptance and Customer Expectation
In the fast moving industry which we operate, there is potentially a sudden, rapid and wholesale change in customer demands for functionality that we may not be ready to provide.

Government Regulatory Procedures
Especially applicable for ChiBrow - the browser for children, future governmental regulations may grossly effect our ability to conduct our business in a commercially viable manner.

Conversion of Free Users of ChiBrow into Paying Customers
Our current users base of ChiBrow may not willingly convert into payment customers at the official launch since these users have been accustomed to enjoying ChiBrow free-of-charge.

Dependency On Marketing Efforts
In light of the competition that we may be facing, effective and efficient marketing efforts will be the key to the survival of our software business. Our current management has little experience in the marketing of software either for children or for professional usage.

Employees

As of March 31, 2002, we employed two employees on a full-time basis, both of which are management. We intend to employ a total of ten persons in order to be able to handle our existing business and the marketing of ChiBrow and the PeopleNet Communication Solution.

Item 2. Description of Property

Together with Pacific Systems Control Technology, we lease approximately 1,300 square feet of space for our Redwood Shores, California, headquarters pursuant to a four-year lease expiring in February 2005, at approximately $4,000 per month.

Item 3. Legal Proceedings

As of December 31, 2001, while PeopleNet International Corporation was still a subsidiary of Pacific Systems Control Technology, the following cases were either filed against Pacific Systems naming all of its subsidiaries including PeopleNet as the defendants, or Pacific Systems' initiated complaint resulted in a cross-complaint by the defendant naming Pacific Systems and all of its subsidiaries including PeopleNet as the defendants in the cross-complaint. Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the following cases including expenses, fees or judgment.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,170.58 in favor of the employee.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

There is currently no active market for our securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Hedging Activities, and amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 in fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51.The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company will adopt SFAS 144 in fiscal year 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2002 and has not yet determined the extent of such effects on the Company's financial statements.

Critical Accounting Policies

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

  The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

  We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

  We will adopt SFAS 142, Goodwill and Other Intangible Assets, in fiscal year 2002. We have not yet evaluated the effects of these changes.

  The Company expects to apply the provisions of Statement of Position 97-2 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

PeopleNet was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology, formerly known as American Champion Entertainment.

Revenues

During the year ended December 31, 2001, our film income, sponsorship fees and licensing fee increased to $451,140 from $154,520 for 2000, primarily due to the licensing of our Kanga Roddy series to World Channel.  The licensing agreement with World Channel required World Channel to pay us $600,000 per year for the world-wide licensing rights. Since only partial payment was received from World Channel during 2001 and the collectibility of the additional payments are not assured, we only recognized $450,000 as revenues for the year ended December 31, 2001. Due to our assessment at the end of the year 2001 on the collectibility of future payments from World Channel, and also due to the adaptation of higher standards for revenue recognition, we may not recognize any additional revenues from this licensing agreement in the future.

In April 2000, we produced and promoted a professional boxing championship held in China and received sponsorship revenue of $400,000 for this event. However, due to the violent nature of the sport of boxing, we have decided not to participate in such activities in the future.

Costs and Expenses

Since future payments in licensing fees from the World Channel licensing agreement cannot be assured, we set up a reserve for the amortization of the remainder of capitalized film costs in the amount of $3,945,000. The reserve was related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films. The new accounting standard contains stricter guidelines related to the ultimate revenue of the program. The film costs were capitalized production costs for the television show "Adventures With Kanga Roddy". As of December 31, 2001 the net amount of capitalized film costs was reduced to zero.

Our expenses for salaries and payroll taxes were reduced to $141,230 for the year 2001 from $1,021,683 for 2000, as management volunteered to receive no cash salary payments since March 1, 2001 and all paid consultants were terminated as of March 31, 2001.  At the beginning of the year we had 7 employees which were gradually reduced to 2 persons by the year's end. Salary and payroll expenses for 2001 may appear higher than for only 2 employees because our cut back was gradual. Total selling, general and administrative expenses were $543,748 for 2001, decreased from $983,475 in 2000. Travel and entertainment expenses were also kept to a minimum during this period.

As a result of foregoing factors, our net loss was ($4,378,902) for the year ended December 31, 2001, as compared to ($6,719,478) for the year ended December 31, 2000. Net loss per share decreased to ($2.18) in 2001 from ($3.34) in 2000, while weighted average number of shares outstanding remained the same at 2,010,000 shares when adjusted for the 20,100 to 1 forward-split of our common stock in July 2001.

Liquidity and Capital Resources

Proforma stockholders' equity (as if the conversion of inter-company balances to additional paid-in capital took place as of December 31, 2001), was a negative ($251,809) at the end of 2001, as compared to negative ($7,742,212) from 2000. During the year 2001, we adopted a plan to spin-off PeopleNet to the shareholders as a tax-free dividend. As part of this plan, some of the inter-company accounts will be offset against each other and the net amount due the parent company is converted to additional paid-in-capital. The spin-off was effectuated on February 8, 2002.

Cashflow from operations for the twelve months ended December 31, 2001 was a negative ($68,000) which was completely offset by positive cashflows from investing and financing activities in the amount of $68,000.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to complete a private placement in the amount of $1 million upon the spin-off of PeopleNet for immediate working capital, and employ at the start eight persons including two in management, three persons in sales and marketing and three engineers in technical support. We estimate that our burn rate for the twelve months upon the effectiveness of the spin-off transaction should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, and additional cashflow from the licensing agreement with World Channel is not assured, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

Currently, ChiBrow is offered free of charge and has a world-wide user base of 30,000. We anticipate the conversion of free users of ChiBrow into paying subscribers and to launch ChiBrow as a fee for service site beginning with the second calendar quarter of 2002. Our business model for the exploitation of ChiBrow is based on:

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

The Company expects to continue to grow by exploring acquisition of other companies.  However, given our current financial status and also that our securities are not currently traded on any exchange, there is no assurance that we will be able to make more acquisitions.  ECapital Group, Inc. has expressed the ability to extend loans to us for our current operations, but there is no assurance that ECapital will continue to fund our operations in the future.

Item 7. Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' report are filed herewith on pages 19 through 32 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2001 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Anthony K. Chan	47	President, Chief Executive Officer, Chairman and Director	1997
George Chung	41	Director	1997

Anthony K. Chan. Mr. Chan has served as President, Chief Executive Officer, and a Director of Pacific Systems Control Technology since February 1997, and has served as our Chief Executive Officer, Chairman and Director since 1997. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Company, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America NT & SA as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley.

George Chung. Mr. Chung has served as our Director since February 1997. Mr. Chung also served as our executive producer for the Kanga Roddy series during the years 1999 and 2000. From 1981 to 1991, Mr. Chung owned and operated a karate studio in Los Gatos, California. Mr. Chung was inducted into the Black Belt Hall of Fame in 1983. He is regarded in the martial arts industry as a pioneer in the modernization of what is known as contemporary martial arts training, which includes the use of music in both training and performance. He has been featured in magazines, books, television and motion pictures. He is a published author and wrote "Defend Yourself," a worldwide published self-defense system for Sybervision Systems. In 1995, he was awarded a "Superbowl Ring" from the San Francisco 49ers in recognition for his outstanding martial arts work with their championship football team.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our Chief Executive Officer and President, and our Chairman of the Board, for services rendered in all capacities for the period through December 31, 2001. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Anthony Chan	President & Chief Executive Officer & Chief Financial Officer & Chairman of the Board & Director	2001 2000	$12,350 $135,000	None	None	None	None	None	None
George Chung	Director	2001 2000	$12,350 $135,000	None	None	None	None	None	None

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2001

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Anthony Chan	None	0
George Chung	None	0

The following table shows the value at December 31, 2001 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Anthony Chan, President, Chief Executive Officer and Chief Financial Officer, Chairman of the Board and Director	None	None	None	None
George Chung, Director	None	None	None	None

-----------------------

The compensation for our key management will be evaluated from time to time by the Board. The Board may, in its discretion, award these individuals cash bonuses, options to purchase shares of common stock under our Equity Incentive Plan and such other compensation, including equity-based compensation, as the Board, or a committee thereof, shall approve from time to time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as if the spin-off of PeopleNet from Pacific Systems Control Technology had occurred as of December 31, 2001, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of its outstanding shares of Common Stock;

  each director; and

  all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
Holley Holding USA, Inc.	741,814	36.9%
ECapital Group, Inc.	374,587	18.6%
Anthony K. Chan (Director)	27,000	1.3%
George Chung (Director)	0	0%
All Directors and Officers as a group (two persons)	27,000	1.3%

_______________________

1    The address for the directors and executive officers is c/o PeopleNet International Corporation, 100 Marine Parkway, Suite 325, Redwood Shores, California 94065.

       The address for Holley Holding USA is 100 Marine Parkway, Suite 325, Redwood Shores, CA 94065.

       The address for ECapital Group is 2001 Gateway Place, Suite 270 West, San Jose, CA 95110.

Item 12. Certain Relationships and Related Transactions

We had an unsecured loan in the amount of $54,000 from our director and Chief Executive Officer, Anthony Chan. On February 8, 2002 the entire amount of this loan was converted into 27,000 shares of our common stock.

On June 20, 2001, we acquired the exclusive marketing rights to ChiBrow from ECapital and issued 374,587 shares of the Company's common stock to ECapital. On March 21, 2002, we entered into an Agreement For Sale of Assets with ECapital for the purchase by the Company from ECapital of the entire intellectual property to ChiBrow.  As consideration for the purchase, we issued 3,799,999 shares of our common stock to ECapital.

On March 21, 2002, we entered into an Agreement For Sale of Assets with PeopleNet Corporation ("PC") for the purchase by the Company from PC of the intellectual property rights for a software bundle including web-based email and office communication solutions.  As consideration for the purchase, we issued 9,620,000 shares of our common stock to PC.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits on page 32 of this Form 10-KSB.

(b) Reports on Form 8-K

The Company filed on Form 8-K, dated March 21, 2002, to report on the change of control and the acquisitions of the intellectual properties of ChiBrow and a communication software solution.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002

PeopleNet International Corporation
By: /s/ Anthony K. Chan
Anthony K. Chan
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2002
By: /s/ George Chung George Chung	Director	April 15, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PeopleNet International Corporation

We have audited the accompanying balance sheet of PeopleNet International Corporation (the "Company"), a wholly owned subsidiary of Pacific Systems Control Technology, Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had limited cash reserves at December 31, 2001 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Moss Adams LLP
San Francisco, California
March 6, 2002

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                              December 31   Pro forma
                                              -----------   December 31
                                                  2001         2001*
                                              -----------   -----------
ASSETS
  Cash                                        $       -     $       -
  Accounts receivable, net of allowance of
    doubtful accounts of $128,500 and $0,
    respectively                                  133,000       133,000
  Due from parent                                 936,057           -
  Inventory                                           -             -
  Property and equipment, net                      83,561        83,561
  Film costs, net                                     -             -
                                              -----------   -----------
    Total assets                              $ 1,152,618   $   216,561
                                              ===========   ===========

LIABILITIES
  Accounts payable and accrued expenses       $   306,742       306,742
  Due to parent                                12,805,362           -
  Other                                            72,628        72,628
  Advances from related parties                    39,000        39,000
  Notes payable                                    50,000        50,000
                                              -----------   -----------
    Total liabilities                          13,273,732       468,370
                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES, Note 8                 -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized              $       -             -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized                     201           201
  Additional paid-in capital                      678,680    12,547,985
  Accumulated deficit                         (12,799,995)  (12,799,995)
                                              -----------   ------------
    Total stockholders' equity                (12,121,114)     (251,809)
                                              -----------   -----------
                                              $ 1,152,618   $   216,561
                                              ===========   ===========

* The pro forma balances are presented as if the conversion of inter-company balances to additional paid-in capital took place as of December 31, 2001. Please refer to Note 1 of the Notes to Financial Statements for details.

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                              -------------------------
                                                  2001          2000
                                              -----------   -----------
REVENUE
  Film income and sponsorship fees            $     1,140       154,520
  Sporting events promotion                           -         400,000
  Licensing fee                                   450,000           -
  Other                                                50           695
                                              -----------   -----------
    Total revenue                                 451,190       555,215
                                              -----------   -----------

COSTS AND EXPENSES
  Film cost and reserves                        3,946,803     3,730,401
  Inter-company interest expense                  120,000       120,000
  Selling                                          39,050     1,419,034
  Salaries and payroll taxes                      141,230     1,021,683
  General and administrative                      543,748       983,475
                                              -----------   -----------
    Total costs and expenses                    4,790,831     7,274,593
                                              -----------   -----------

OTHER EXPENSE
  Loss on sale of fixed assets                    (38,361)          -
                                              -----------   -----------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                   (4,378,002)   (6,719,378)

PROVISION FOR INCOME TAXES                            900           100
                                              -----------   -----------
NET LOSS                                      $(4,378,902)  $(6,719,478)
                                              ===========   ===========

Weighted average number of shares outstanding   2,010,000     2,010,000
                                              ===========   ===========

Basic and diluted loss per share              $     (2.18)  $     (3.34)
                                              ===========   ===========

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                         Common Stock
                      ------------------                                 Total
                       Number              Paid-In    Accumulated    Stockholders'
                      of shares   Amount   Capital      Deficit         Equity
                      ---------   ------   --------   ------------   ------------

Balance,
December 31, 1999     2,010,000   $  201   $678,680   $ (1,701,615)  $ (1,022,734)

Net loss                    -        -          -       (6,719,478)    (6,719,478)
                      ---------   ------   --------   ------------   ------------
Balance,
December 31, 2000     2,010,000      201    678,680     (8,421,093)    (7,742,212)

Net loss                    -        -          -       (4,378,902)    (4,378,902)
                      ---------   ------   --------   ------------   ------------
Balance,
December 31, 2001     2,010,000   $  201   $678,680   $(12,799,995)  $(12,121,114)
                      =========   ======   ========   ============   ============

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                    -------------------------
                                                        2001          2000
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $(4,378,902)  $(6,719,478)
  Adjustments to reconcile net loss to net cash
    used for operating activities
      Depreciation and amortization                      70,966       119,235
      Increase in allowance for doubtful accounts       128,500           -
      Bad debts                                         188,833       692,437
      Film cost amortization and reserves             3,945,000     3,697,224
      Write-off of inventory                             15,412           -
      Loss on sale of fixed assets                       38,361           -
  Changes in operating assets and liabilities
    Accounts receivable                                (262,605)     (407,914)
    Inventory                                               255        (2,447)
    Due from parent                                      (5,379)         (935)
    Accounts payable and accrued expenses                77,853      (407,191)
    Due to parent                                       113,706     3,258,217
                                                    -----------   -----------
      Net cash from operating activities                (68,000)      229,148
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                     15,000           -
  Payments for film costs                                   -        (125,148)
                                                    -----------   -----------
      Net cash from investing activities                 15,000      (125,148)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loans from related parties                  3,000        36,000
  Payments on loans from related parties                    -         (70,000)
  Proceeds on notes payable                              50,000           -
  Payments on notes payable                                 -         (70,000)
                                                    -----------   -----------
      Net cash from financing activities                 53,000      (104,000)
                                                    -----------   -----------

CASH, beginning of period                                   -             -
                                                    -----------   -----------
CASH, end of period                                 $       -     $       -
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Foreign and state income taxes                  $       900   $       100
                                                    ===========   ===========

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

Note 1 - Nature of Operations, Going Concern, Stock Split, and Spin-off

Nature of Operations - PeopleNet International Corporation (the "Company") focuses on operating and managing media-related programs. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. The Company is a wholly owned subsidiary of America's Best Karate ("ABK"), which is a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT").

Going Concern - Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2002. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. While the Company does not have an agreement or commitment in place, management plans to raise additional capital through a private placement subsequent to the spin-off, which is described below, in the amount of approximately $1,000,000. Management also expects to generate additional cash flow from the operations of the Company.

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

Stock Split, Spin-off, and Business Agreements - On July 24, 2001 the Company changed its name from American Champion Media, Inc. to PeopleNet International Corporation. The name change was made to more accurately reflect changes in the Company's core business.

On July 23, 2001 the Company declared a 20,100 for 1 stock split. The accompanying financial statements reflect the effect of this split. The Company also increased the authorized shares of common stock to 100,000,000 and provided for the issuance of up to 10,000,000 shares of preferred stock. The preferred stock can be issued by the Board of Directors and may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption and sinking fund provisions. All share and per share data in the accompanying notes have been adjusted to reflect the effect of this split.

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

On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as a tax-free distribution. Under the plan, each stockholder of PSCT receives one share of PeopleNet stock for every 17 shares of PSCT stock held as of the effective date of the spin-off. Subsequent to and as part of the spin-off, the Company will issue 375,000 shares of common stock, with registration rights, to ECapital, an unrelated party, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The Company will also retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The related party note payable will also be converted to common stock. The Company expects to operate in the business of providing Internet content subsequent to the spin-off. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002.

As part of this plan, the advances to ABK will be offset against the amounts due to PSCT and the net amount will be converted to additional paid-in-capital

The pro forma effect of the conversion of inter-company balances to additional paid-in-capital as if the conversion took place as of December 31, 2001 is presented in the accompanying balance sheet.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. During the year ended December 31, 2001, management determined that based on the current licensing agreements in place with respect to films released, a reserve of $7,032,260 should be established, which has brought the net realizable value to zero (see Note 8).

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment - Property and equipment is stated at cost. Depreciation for property and equipment is computed using the straight-line method over an estimated useful life of five years.

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. Film costs are amortized using the individual-film-forecast-computation method. The net film costs are presented on the balance sheet at the net realizable value for each master. During 2001 the Company established a reserve against the capitalized film costs to reduce the carrying amount to the estimated net realizable value, which is zero.

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

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs, which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term, which could have a material adverse effect on the Company's financial condition and results of operations.

Note 3 - Property and Equipment

                                                             2001
                                                          ----------
          Equipment                                           47,173
          Production equipment                               300,756
                                                          ----------
                                                             347,929

          Less accumulated depreciation and amortization     264,368
                                                          ----------
                                                          $   83,561
                                                          ==========

Depreciation expense was $70,966 and $88,178 for the years ended December 31, 2001 and 2000, respectively.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of programs for television and videos as follows:

                                                    2001
                                                 ----------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $7,032,260 at December 31, 2001   $1,165,557
Videos
  Montana Exercise Video, net of
    reserves of $148,253 at December 31, 2001           -
  Strong Mind Fit Body, net of
      reserves of $18,042 at December 31, 2001          -
                                                 ----------
                                                  1,165,557

Less accumulated amortization                     1,165,557
                                                 ----------
                                                 $      -
                                                 ==========

All three investments: The Adventures With Kanga Roddy, Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved, as management believes these investments would not generate future revenues for the Company. (See Note 8)

Note 5 - Advances from Related Parties

The advances are non-interest bearing and unsecured. In February 2002, the advances were converted to 27,000 shares of common stock according to the spin-off plan discussed in Note 1.

Note 6 - Notes Payable

The note payable to ECapital is unsecured and non-interest bearing.

Note 7 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                 2001
                                             ------------
Federal tax benefit at statutory rates       $(1,389,000)
State tax benefit at statutory rates            (220,100)
Increase in valuation allowance                1,610,000
                                             ------------
                                             $       900
                                             ============

The Company files a consolidated income tax return with PSCT. The Company has net operating loss (NOL) carry forwards for federal and state income tax purposes of approximately $13,000,000 and $11,000,000, the benefits of which expire in 2012 through 2020 for federal purposes and through 2005 for state purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one year will be limited by Section 382 of the Internal Revenue Code. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 2001
                                             ------------
DEFERRED TAX ASSETS
  NOL carryforward                           $ 5,193,000
  Amortization of film costs                      51,000
  Valuation allowance                         (5,229,000)
                                             ------------
                                                  15,000
                                             ------------
DEFERRED TAX LIABILITIES
  Depreciation                                    15,000
                                             ------------
                                                  15,000
                                             ------------
                                             $       -
                                             ============

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 2001.

Note 8 - Commitments and Contingencies

In September 1996 the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program. There were no distributions of net profits in 2001.

During 1998 the Company entered into a non-exclusive toy licensing agreement with Timeless Toys with respect to The Adventures with Kanga Roddy television program. Under the agreement, the Company is entitled to an 8% royalty. The agreement expired in January 2001.

In September 1999 the Company signed a licensing agreement with Brighter Child of Westerville, Ohio, for the licensing of the Kanga Roddy story and all related characters for use in interactive CD-Rom games. In October 1999, the Company signed a licensing agreement with Prestige Toys of New York, New York, for the licensing of the Kanga Roddy character and all related characters for use and manufacturing of plush toy items in all sizes. The agreement with Brighter Child expires on December 31, 2002.

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. For the year ended December 31, 2001, the Company recognized $450,000 film income in relation to this distribution agreement, $193,000 of which was collected before year-end. Management did not recognize film income for the fourth quarter of 2001 based on management's evaluation of collectibility of the amounts due under the agreement. A 50% reserve on the remaining receivable was also established as of December 31, 2001. Because current year collection activity raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of the Company from PSCT, the Company will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. (See Note 12)

As of December 31, 2001, while PeopleNet International Corporation was still a subsidiary of Pacific Systems Control Technology, the following cases were either filed against Pacific Systems naming all of its subsidiaries including PeopleNet as the defendants, or Pacific Systems' initiated complaint resulted in a cross-complaint by the defendant naming Pacific Systems and all of its subsidiaries including PeopleNet as the defendants in the cross-complaint. Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the following cases including expenses, fees or judgment.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,170.58 in favor of the employee.

Note 9 - Related Party Transactions

Certain financing transactions of the Company and management oversight duties have been provided by PSCT. Although PeopleNet employees have provided management of the operations of the Company, the ability of the Company to obtain financing has been dependent upon its relationship with PSCT. Had the relationship between the Company and PSCT not been in place, the results of operations and financial position of the Company may have been different.

The Company has received advances from PSCT to fund its operations. It has been the policy of PSCT and the consolidated group to not charge interest on inter-company advances. Interest has been imputed on $1,500,000 of the balance at a rate of 8%. This interest has been accrued as PSCT intends to charge interest on this amount in future periods. At December 31, 2001 and 2000 accrued interest payable on these advances amounted to $540,000 and $420,000, respectively, and is included in the outstanding balance of the note. Upon the effectiveness of the spin-off of the Company, the net principal balance of the note and all accrued interest is intended to be converted to additional paid-in-capital (see Note 1).

The Company has also made advances to ABK. These advances are also non-interest bearing. Interest income has not been accrued on these advances as it is not expected that this interest will ever be charge or collected. Upon the effectiveness of the spin-off of the Company, the amounts due under this advance are intended to be offset against the amounts due to PSCT (see note 1).

During 2001 and 2000, the Company paid $0 and $5,000, respectively, to one stockholder for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy."

Note 10 - New Authoritative Pronouncements

During 2000, Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, was issued. This new standard replaces Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 is effective for years beginning after December 15, 2000. The initial adoption of this statement did not have a material effect on the Company's financial statements. However, as discussed in Note 8, upon default of World Channel, Inc., under its distribution agreement and since there are no other licensing agreements in place, this SOP requires the Company to reserve the remaining unamortized film costs.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Hedging Activities, and amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 in fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51.The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company will adopt SFAS 144 in fiscal year 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2002 and has not yet determined the extent of such effects on the Company's financial statements.

Note 11 - Stock Options

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options and non-employee directors. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the vesting term.

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company did not issue any options during 2001.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. Since no options have been issued during 2001, pro forma net earnings and earnings per share are the same as net earnings.

Note 12 - Subsequent Events

On February 8, 2002, the Company completed the spin-off. The shareholders of PSCT received one share of the Company's common stock for every 17 shares of stock held as of the record date of January 16, 2002.

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an intellectual property known as "The Children's Browser" in exchange for 3,799,999 shares of the Company's common stock. The acquisition price will include the source code, trademark, copyright, domain name and website of The Children's Browser.

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an office communication program and associated modules in exchange for 9,620,000 shares of the Company's common stock.

INDEX TO EXHIBITS

Exhibit No.       Exhibit Description

3.1(1)     Certificate of Incorporation, as amended on July 24, 2001
3.2(1)     By-laws
4.1(1)     2001 Stock Option Plan
4.2(1)     2001 Non-Employee Director Stock Option Plan
4.3(1)     2001 Stock Incentive Plan
10.1(1)   Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1)   Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1)   Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1)   Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)   Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)   Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)   Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002