Form 10QSB
period 2002-03-31
PEOPLENET INTERNATIONAL CORP
filed 2002-05-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

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

1600 Adams Drive
Menlo Park, California 94025
(Address of Principal Executive Offices including Zip Code)

(650) 323-6688
(Registrant's Telephone Number, Including Area Code)

100 Marine Parkway, Suite 325
Redwood Shores, CA 94065
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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2002 is 15,629,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For March 31, 2002

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Statements of Operations for the three periods ended March 31, 2002 and 2001	4
	Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Part II.	Other Information
Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Reports on Form 8-K	16

Signatures

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                           March 31      December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)      (audited)
ASSETS
  Cash                                   $     6,873    $       -
  Accounts receivable, net of allowance
    of $192,750 and $128,500                  67,750        133,000
  Due from parent                                -          936,057
  Related party receivable                   332,954            -
  Property and equipment, net                 66,660         83,561
  Film costs, net                                -              -
  Intangible assets                        1,059,500            -
                                         ------------   ------------
    Total Assets                         $ 1,533,737    $ 1,152,618
                                         ============   ============

LIABILITIES
  Accounts payable and
    accrued expenses                     $   301,854    $   306,742
  Due to parent                                  -       12,805,362
  Other                                       72,628         72,628
  Advances from related parties                  -           39,000
  Notes payable                               68,000         50,000
                                         ------------   ------------
                                             442,482     13,273,732
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized              1,563            201
  Additional paid-in capital              13,991,393        678,680
  Accumulated deficit                    (12,901,701)   (12,799,995)
                                         ------------   ------------
    Total Stockholders' Equity             1,091,255    (12,121,114)
                                         ------------   ------------
                                         $ 1,533,737    $ 1,152,618
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                         Three-month Periods Ended
                                       -----------------------------
                                          March 31        March 31
                                            2002            2001
                                       -------------   -------------
                                         (unaudited)     (unaudited)
REVENUE
  Licensing fee                        $        -      $    150,000
  Other                                         -             1,050
                                       -------------   -------------
    Total revenue                               -           151,050
                                       -------------   -------------

COSTS AND EXPENSES
  Film cost amortization and reserve            -           150,000
  Selling                                       -            13,095
  Salaries and payroll taxes                 15,790         112,873
  General and administrative                 85,916          50,701
                                       -------------   -------------
    Total costs and expenses                101,706         326,669
                                       -------------   -------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense                -           (30,000)
                                       -------------   -------------
    Total other income (expenses)               -           (30,000)
                                       -------------   -------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES               (101,706)       (205,619)

PROVISION FOR INCOME TAXES                      -               100
                                       -------------   -------------
NET LOSS                                   (101,706)       (205,719)
                                       =============   =============
Weighted average number of
  shares outstanding                      3,523,333       2,010,000*
                                       =============   =============
Basic and diluted loss per share             $(0.03)         $(0.10)
                                       =============   =============

* As if the 20,100 to 1 forward split of the Company's common stock occurred on January 1, 2001.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                        Three Months      Three Months
                                                           Ended             Ended
                                                       --------------    --------------
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
                                                         (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $    (101,706)    $    (205,719)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Allowance for doubtful accounts                         64,250               -
      Depreciation and amortization                           16,901            20,332
      Film cost amortization                                     -             150,000
      Common stock issued in lieu of compensation             15,790               -
  (Increase) decrease in
    Accounts receivable                                        1,000           (81,639)
    Inventory                                                    -                 285
  Increase (decrease) in
    Accounts payable and accrued expenses                     (4,888)          (18,890)
    Due from parent                                           (2,474)          141,923
                                                       --------------    --------------
      Net cash used for operating activities                 (11,127)            6,292
                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipts (payments) for film costs                             -               5,482
                                                       --------------    --------------
    Net cash used for investing activities                       -               5,482
                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loans from related parties                      18,000               -
                                                       --------------    --------------
    Net cash provided by financing activities                 18,000               -
                                                       --------------    --------------

NET INCREASE IN CASH                                           6,873            11,774

CASH, beginning of period                                        -             (15,201)
                                                       --------------    --------------
CASH, end of period                                    $       6,873            (3,427)
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $         -       $         -
                                                       ==============    ==============
    Foreign and state income taxes                     $         -       $         -
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued for services                     $      15,790     $         -
                                                       ==============    ==============
  Common stock issued for purchase of
    intellectual properties                            $   1,059,500     $         -
                                                       ==============    ==============
  Conversion of intercompany balances
    upon spin-off                                      $  12,199,785     $         -
                                                       ==============    ==============
  Conversion of related party advances                 $      39,000     $         -
                                                       ==============    ==============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended March 31, 2002

Note 1 - Nature of Operations, Going Concern, Stock Split, and Spin-off

Nature of Operations - PeopleNet International Corporation (the "Company") focuses on development and sales of communication software solutions and management of media-related programs. The software solutions include a controlled and safe Internet browser for children and a multiple-module web-based email and office automation bundle. The media-related programs consist of production of educational television programs for children, which emphasize moral values and fun. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity.

Going Concern - Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2002. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. While the Company does not have an agreement or commitment in place, management plans to raise additional capital through a private placement during the second quarter, in the amount of approximately $1,000,000. Management also expects to generate additional cash flow from the operations of the Company.

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

In July 2001 the Company adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of the company. As of March 31, 2002, 10,000 stock options have been issued under the plan.

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

On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as a tax-free distribution. Under the plan, each stockholder of PSCT receives one share of PeopleNet stock for every 17 shares of PSCT stock held as of the record date of January 16, 2002. Subsequent to and as part of the spin-off, the Company issued 374,587 shares of common stock, with registration rights to ECapital, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The related party note payable was converted to common stock. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002.

As part of this plan, inter-company advances were offset against the amounts due to PSCT and the net amount was converted to additional paid-in-capital.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. During the year ended December 31, 2001, management determined that based on the current licensing agreements in place with respect to films released, a reserve of $7,032,260 should be established, which has brought the net realizable value to zero.

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

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on March 31, 2002 and the results of operations and its cash flows for the three months periods ended March 31, 2002 and 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of programs for television and videos as follows:

                                                    2001
                                                 ----------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $7,032,260 at December 31, 2001   $1,165,557

Less accumulated amortization                     1,165,557
                                                 ----------
                                                 $      -
                                                 ==========

The Adventures With Kanga Roddy has been fully reserved, as management believes this investment would not generate future revenues for the Company.

Note 5 - Advances from Related Parties

The advances are non-interest bearing and unsecured. In February 2002, the advances were converted to 27,000 shares of common stock according to the spin-off plan discussed in Note 1.

Note 6 - Notes Payable

The note payable to ECapital is unsecured and non-interest bearing.

Note 7 - Commitments and Contingencies

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

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an intellectual property known as "The Children's Browser" in exchange for 3,799,999 shares of the Company's common stock, which was valued at $300,000. The acquisition price will include the source code, trademark, copyright, domain name and website of The Children's Browser.

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an office communication program and associated modules in exchange for 9,620,000 shares of the Company's common stock, which was valued at $759,500.

Note 8 - Related Party Transactions

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

The Company has received advances from PSCT to fund its operations. It has been the policy of PSCT and the consolidated group to not charge interest on inter-company advances. Interest has been imputed on $1,500,000 of the balance at a rate of 8%. This interest has been accrued as PSCT intends to charge interest on this amount in future periods. At December 31, 2001 and 2000 accrued interest payable on these advances amounted to $540,000 and $420,000, respectively, and is included in the outstanding balance of the note. Upon the effectiveness of the spin-off of the Company, the net principal balance of the note and all accrued interest were converted to additional paid-in-capital (see Note 1).

The Company has also made advances to ABK. These advances are also non-interest bearing. Interest income has not been accrued on these advances as it is not expected that this interest will ever be charge or collected. Upon the effectiveness of the spin-off of the Company, the amounts due under this advance were offset against the amounts due to PSCT (see note 1).

During 2001 and 2000, the Company paid $0 and $5,000, respectively, to one stockholder for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy."

Note 9 - Subsequent Events

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates, and various competitive factors that may prevent the Company from competing successfully in the marketplace. The following discussion may contain forward-looking statements that are subject to risks and uncertainties. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

Results of Operation

PeopleNet was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment.  On February 8, 2002, the Company completed the spin-off from PSCT and became its own entity independent of PSCT.  The shareholders of PSCT received one share of the Company's common stock for every 17 shares of PSCT stock held as of the record date of January 16, 2002.

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

Revenues

During the three-month period ended March 31, 2002, the Company focused on completing the spin-off transaction from PSCT, distributing the shares to shareholders of PSCT and the acquisition of two intellectual properties. There was no revenue for this period. Since only partial payment was received from World Channel during 2001 and the collectibility of the additional payments are not assured, we did not recognize any revenue from the World Channel licensing agreement for this three-month period. Due to our assessment on the collectibility of future payments from World Channel we may not recognize any additional revenues from this licensing agreement in the future.

Costs and Expenses

During the three-month period ended March 31, 2002, we incurred small amounts of payroll, legal, accounting, and general administrative expenses, totaling $101,706 included in which was a charge-off of doubtful accounts in the amount of $64,250.

As a result of foregoing factors, our net loss was ($101,706) for the three-month period ended March 31, 2002, as compared to ($205,719) for the same period in 2001. Net loss per share decreased to ($0.03) for this first quarter in 2002 as compared to ($0.10) for the same period in 2001, while weighted average number of shares outstanding was increased to 3,523,333 from 2,010,000 shares when adjusted for the 20,100 to 1 forward-split of our common stock in July 2001.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2002, was increased to $1,091,255 from a negative ($12,121,114) at December 31, 2001. This increase is primarily due to the intercompany balances being converted into additional paid-in capital as a result of the spin-off transaction that took place on February 8, 2002, and also the Company's acquisition of two intellectual properties in exchange for the Company's common stock.

Cashflow from operations for the three months ended March 31, 2002 was a negative ($11,127) while loan proceeds from related parties provided $18,000.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to complete a private placement in the amount of $1 million during the second quarter for immediate working capital, and employ at the start eight persons including two in management, three persons in sales and marketing and three engineers in technical support. We estimate that our burn rate for the twelve months upon the effectiveness of the spin-off transaction should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, and additional cashflow from the licensing agreement with World Channel is not assured, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended March 31, 2002.

Item 6. Reports on Form 8-K.

The Company filed on Form 8-K, dated March 21, 2002, to report on the change of control and the acquisitions of the intellectual properties of ChiBrow and a communication software solution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 15, 2002 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President and Chief Operating Officer