Form 10QSB
period 2002-06-30
PEOPLENET INTERNATIONAL CORP
filed 2002-08-19
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Number of shares of common stock, par value $0.0001, outstanding as of August 14, 2002 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For June 30, 2002

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                           June 30       December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)      (audited)
ASSETS
  Cash                                   $    83,089    $       -
  Accounts receivable                          2,000        133,000
  Due from parent                                -          936,057
  Notes receivable                            11,500            -
                                         ------------   ------------
  Total current assets                        96,589      1,069,057

  Property and equipment, net                 52,408         83,561

  Intangible assets, net                     971,208            -
                                         ------------   ------------
    Total Assets                         $ 1,120,205    $ 1,152,618
                                         ============   ============

LIABILITIES
  Accounts payable and
    accrued expenses                     $   331,248    $   306,742
  Due to parent                                  -       12,805,362
  Other                                       72,628         72,628
  Advances from related parties              145,500         89,000
                                         ------------   ------------
                                             549,376     13,273,732
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized              1,575            201
  Additional paid-in capital              19,033,783        678,680
  Deferred compensation charges           (1,391,643)           -
  Related party receivable                  (334,454)           -
  Accumulated deficit                    (16,738,432)   (12,799,995)
                                         ------------   ------------
    Total Stockholders' Equity               570,829    (12,121,114)
                                         ------------   ------------
                                         $ 1,120,205    $ 1,152,618
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                        Three-month Periods Ended      Six-month Periods Ended
                                       ---------------------------   ---------------------------
                                         June 30        June 30        June 30        June 30
                                           2002           2001           2002           2001
                                       ------------   ------------   ------------   ------------
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE
  Licensing income - film              $       -      $   150,000    $       -      $   300,000
  Licensing fee - software                   3,197            -            3,197            -
  Other                                        -            1,500            -            2,550
                                       ------------   ------------   ------------   ------------
    Total revenue                            3,197        151,500          3,197        302,550
                                       ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Film cost amortization and reserve           -          150,000            -          300,000
  Amortization of intangibles               88,292            -           88,292            -
  Selling                                      -            3,500            -           16,595
  Salaries and payroll taxes               112,683         17,888        128,473        130,761
  Rent                                         -              -              -              -
  General and administrative             3,638,953         34,585      3,724,869         85,285
                                       ------------   ------------   ------------   ------------
    Total costs and expenses             3,839,928        205,973      3,941,634        532,642
                                       ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense               -              -              -          (30,000)
                                       ------------   ------------   ------------   ------------
    Total other income (expenses)              -              -              -          (30,000)
                                       ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES            (3,836,731)       (54,473)    (3,938,437)      (260,092)

PROVISION FOR INCOME TAXES                    -               -              -              100
                                       ------------   ------------   ------------   ------------
NET LOSS                               $(3,836,731)   $   (54,473)   $(3,938,437)   $  (260,192)
                                       ============   ============   ============   ============
Weighted average number of
  shares outstanding                    15,640,548      2,010,000*    15,640,548      2,010,000*
                                       ============   ============   ============   ============
Basic and diluted loss per share           $(0.245)       $(0.027)       $(0.252)       $(0.129)
                                       ============   ============   ============   ============

* As if the 20,100 to 1 forward split of the Company's common stock occurred on January 1, 2001.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                        Three Months       Six Months
                                                           Ended             Ended
                                                       --------------    --------------
                                                        June 30, 2002     June 30, 2002
                                                       --------------    --------------
                                                         (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (3,836,731)    $  (3,938,437)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Allowance for doubtful accounts                         64,750           129,000
      Depreciation and amortization                           16,900            33,801
      Common stock issued in lieu of compensation                -              15,790
      Common stock options issued for services               438,354           438,354
      Common stock options issued in lieu of compensation  3,092,405         3,092,405
      Amortization of intangibles                             88,292            88,292
  (Increase) decrease in
    Accounts receivable                                       (2,000)           (1,000)
    Related party receivable                                  (1,500)           (1,500)
  Increase (decrease) in
    Accounts payable and accrued expenses                     29,394            24,506
    Due from related parties                                     -              (2,474)
                                                       --------------    --------------
      Net cash used for operating activities                (110,136)         (121,263)
                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (2,648)           (2,648)
  Change in notes receivable                                  (8,500)           (8,500)
                                                       --------------    --------------
    Net cash used for investing activities                   (11,148)          (11,148)
                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     120,000           120,000
  Proceeds on loans from related parties                      77,500            95,500
                                                       --------------    --------------
    Net cash provided by financing activities                197,500           215,500
                                                       --------------    --------------

NET INCREASE IN CASH                                          76,216            83,089

CASH, beginning of period                                      6,873               -
                                                       --------------    --------------
CASH, end of period                                    $      83,089            83,089
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $         -       $       1,000
                                                       ==============    ==============
    Foreign and state income taxes                     $         -       $         -
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued in lieu of compensation          $         -       $      15,790
                                                       ==============    ==============

  Common stock options issued for services             $     438,354     $     438,354
                                                       ==============    ==============

  Common stock options issued in lieu of compensation  $   3,092,405     $   3,092,405
                                                       ==============    ==============

  Distribution of investment in subsidiary to
    shareholders                                       $         -       $  12,199,785
                                                       ==============    ==============
  Common stock issued in exchange for
    intangible assets                                  $         -       $   1,059,500
                                                       ==============    ==============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended June 30, 2002

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

Going Concern - Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2002. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. While the Company does not have an agreement or commitment in place, management plans to raise additional capital through a private placement during the remainder of the year, in the amount of approximately $1,000,000. Management also expects to generate additional cash flow from the operations of the Company.

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

In July 2001 the Company adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of the company. In April 2002, the Board of Directors increased the plan to 8,000,000 shares.  As of June 30, 2002, 6,720,620 stock options have been issued under the plan.

In July 2001 the Company adopted the Non-Employee Directors Stock Option Plan. The plan provides for the issuances of up to 500,000 options to purchase common stock of the company. In April 2002, the Board of Directors increased the plan to 1,000,000 shares. No options have been issued under the plan.

In July 2001 the Company adopted the 2001 Stock Incentive Plan. The plan provides for the issuances of up to 500,000 shares of common stock of the company. No shares have been issued under the plan.

On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as a tax-free distribution. Under the plan, each stockholder of PSCT received one share of PeopleNet stock for every 17 shares of PSCT stock held as of the record date of January 16, 2002. Subsequent to and as part of the spin-off, the Company issued 374,587 shares of common stock, with registration rights to ECapital, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The related party note payable was converted to common stock. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002.

As part of this plan, inter-company advances were offset against the amounts due to PSCT and the net amount was converted to additional paid-in-capital.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company intends to adopt the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 101. Revenue from licensing agreements is not significant for the quarter ended June 30, 2002.

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

Income Taxes - Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Accounting principles generally accepted in the United States of America require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates. Significant estimates used in these financial statements include the recovery of intangible assets and film costs, which have a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from licensing and films could change in the near term, which could have a material adverse effect on the Company's financial condition and results of operations.

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on June 30, 2002 and the results of operations and its cash flows for the six months periods ended June 30, 2002 and 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

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

Note 5 - Intangible Assets

Intangible assets include two intellectual properties: "The Children's Browser" and an office communication program and associates modules. Acquired in March 2002, a total of 13,419,999 shares of common stock were issued for the acquisition. Intangible assets are amortized on a straight-line basis over the estimated economic life which is 36 months. Amortization expenses for the quarter ended June 30, 2002 are $88,292.

Intangible assets and their related accumulated amortization as of June 30, 2002 are as follows:

ChiBrow                        $   300,000
Office Communication               759,500
                               -----------
                                 1,059,500
Less accumulated amortization       88,292
                               -----------
                               $   971,208
                               ===========

Note 6 - Advances from Related Parties

The advances from related parties are non-interest bearing and unsecured.

Note 7 - Notes Payable

The note payable of $145,500 to ECapital is unsecured and non-interest bearing.

Note 8 - Commitments and Contingencies

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

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. For the year ended December 31, 2001, the Company recognized $450,000 film income in relation to this distribution agreement, $193,000 of which was collected before year-end. Management did not recognize film income for the fourth quarter of 2001 based on management's evaluation of collectibility of the amounts due under the agreement. A 100% reserve on the remaining receivable was also established as of June 30, 2002. Because collection activity through December 31, 2001 raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of June 30, 2002.

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

As of December 31, 2001, while still a wholly owned subsidiary of Pacific Systems Control Technology, Inc., the Company accrued approximately $57,000 in payroll taxes payable. Such taxes are still outstanding as of June 30, 2002 and Pacific Systems Control Technology agrees to be responsible for such taxes and will make arrangement for payment with the tax authority.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,171 in favor of the employee. As of August 10, 2002 Pacific Systems has paid approximately $13,000 towards the judgment from the Labor Commission.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of August 10, 2002 audited financial statements of MarketRoot have not yet been submitted to the Company.

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

The Company has received advances from PSCT to fund its operations. It has been the policy of PSCT and the consolidated group to not charge interest on inter-company advances. Interest has been imputed on $1,500,000 of the balance at a rate of 8%. This interest has been accrued as PSCT intends to charge interest on this amount in future periods. At December 31, 2001 accrued interest payable on these advances amounted to $540,000 and is included in the outstanding balance of the note. Upon the effectiveness of the spin-off of the Company, the net principal balance of the note and all accrued interest were converted to additional paid-in-capital (see Note 1).

The Company has also made advances to ABK. These advances are also non-interest bearing. Interest income has not been accrued on these advances as it is not expected that this interest will ever be charge or collected. Upon the effectiveness of the spin-off of the Company, the amounts due under this advance were offset against the amounts due to PSCT (see note 1).

Note 10 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 shares of stock options with exercise prices ranging from $0.08 to $0.12 per share. Due to the difference in valuation between certain intangible asset the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company recognized $3,530,759 in non-cash expenses for the issuance of the stock options for the quarter ended June 30, 2002. There are also deferred compensation charges of $1,391,643 for the value of stock options that are not yet vested as of June 30, 2002.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

  The Company expects to apply the provisions of Statement of Position 97-2 and 98-4 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

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

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an intellectual property known as "The Children's Browser" in exchange for 3,799,999 shares of the Company's common stock. The acquisition price included the source codes, trademark, copyright, domain name and website of The Children's Browser.

On March 21, 2002, the Company entered into an asset purchase agreement with a company to acquire an office communication program and associated modules in exchange for 9,620,000 shares of the Company's common stock.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owns an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company.

Revenues

During the three-month period ended June 30, 2002, the Company focused on the preparation of its software products for marketing.  There was insignificant revenue for this period.

Costs and Expenses

During the three-month period ended June 30, 2002, we incurred $112,683 in salaries and payroll expenses and $122,031 in general and administrative expenses.

Between April and May 2002, the Company issued a total of 6,680,620 shares of stock options with exercise prices ranging from $0.08 to $0.12 per share. Due to the difference in valuation between certain intangible asset the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company recognized $3,530,759 in non-cash expenses for the issuance of the stock options for the quarter ended June 30, 2002. There are also deferred compensation charges of $1,391,643 for the value of stock options that are not yet vested as of June 30, 2002.

As a result of foregoing factors, our net loss was ($3,836,731) for the three-month period ended June 30, 2002, as compared to ($54,473) for the same period in 2001. Net loss per share increased to ($0.245) for this second quarter in 2002 as compared to ($0.027) for the same period in 2001, while weighted average number of shares outstanding increased to 15,640,548 from 2,010,000 shares when adjusted for the 20,100 to 1 forward-split of our common stock in July 2001.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2002, increased to $570,829 from a negative ($12,121,114) at December 31, 2001. This increase is primarily due to the intercompany balances being converted into additional paid-in capital as a result of the spin-off transaction that took place on February 8, 2002, the Company's acquisition of two intellectual properties in exchange for the Company's common stock in March 2002, the issuance of common stock options in April and May 2002, and the issuance of common stock in June 2002.

Cashflow from operations for the three months ended June 30, 2002 was a negative ($110,136) while loan proceeds from related parties provided $77,500 and proceeds from issuance of common stock provided $120,000.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to seek debt or equity funding in the amount of approximately $1 million during the remainder of the year to fund our operations, although there can be no assurance that we will be successful in obtaining such funding on terms acceptable to us, or at all. Assuming we are successful in obtaining funding, we intend to employ twelve persons including three in management and nine in engineering in technical support. We estimate that our capital requirements for the year should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

Currently, ChiBrow is being marketed through retail and wholesale channels. Negotiations are being made with several direct sales avenues and national-wide retail store chains. Our business model for the exploitation of ChiBrow is based on:

  individual subscription at $29.99 retail and $19.99 wholesale;
  corporate subscription between $60 to $100 per station per year;
  advertising banners;
  corporate sponsors; and
  paid positioning preference on ChiBrow and CoolNetwork's webpages and searches.

Marketing of our office communication software solutions is targeted towards software sales companies with clients among Fortune 500 companies and governmental agencies. Our iMetro and e-Business products can be sold separately or bundle depending on end user requirements and we are currently discussing with potential customers on OEM license basis. The target prices to our OEM licensees for consumer versions range from $12.95 to $50 per end user per month, and the business versions are priced between $5,000 to $120,000 per year.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,170.58 in favor of the employee. As of August 10, 2002 Pacific Systems has paid approximately $13,000 towards the judgment from the Labor Commission.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 2. Changes in Securities and Use of Proceeds.  None

Item 3. Defaults Under Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended June 30, 2002.

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1   Certification pursuant to the Sarbanes-Oxley Act of 2002

There were no reports on Form 8-K filed for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 19, 2002 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer