Form 10QSB/A
period 2002-03-31
PEOPLENET INTERNATIONAL CORP
filed 2002-11-14
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                          Preferred Stock      Common Stock
                         -----------------  ------------------                                Deferred     Related        Total
                          Number              Number              Paid-In     Accumulated   Compensation    Party     Stockholders
                         of Shares  Amount   of Shares  Amount    Capital       Deficit       Charges     Receivable      Equity
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
December 31, 2001              -    $  -     2,010,000  $  201  $   678,680  $(12,799,995)  $        -    $      -    $(12,121,114)

Common stock issued for
acquisition of ChiBrow         -       -     3,799,999     380      299,620           -              -           -         300,000

Common stock issued for
acquisition of iMetro          -       -     9,620,000     962      758,538           -              -           -         759,500

Conversion of related
party payable & interest       -       -       200,000      20       54,770           -              -           -          54,790

Conversion of inter-company
advances & accrued interest    -       -           -        -     2,040,000           -              -           -       2,040,000

Conversion of inter-company
balances upon spin-off         -       -           -        -    10,159,785           -              -           -      10,159,785

Net loss                       -       -           -        -           -        (101,706)           -           -        (101,706)
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
March 31, 2002                 -    $  -    15,629,999  $1,563  $13,991,393  $(12,901,701)  $        -    $      -    $  1,091,255
                         =========  ======  ==========  ======  ===========  =============  ============  ==========  =============

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf on November 14, 2002 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President and Chief Operating Officer