Form 10QSB/A
period 2002-06-30
PEOPLENET INTERNATIONAL CORP
filed 2002-11-14
CIK 1145906

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

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                          Preferred Stock      Common Stock
                         -----------------  ------------------                                Deferred     Related        Total
                          Number              Number              Paid-In     Accumulated   Compensation    Party     Stockholders
                         of Shares  Amount   of Shares  Amount    Capital       Deficit       Charges     Receivable      Equity
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
March 31, 2002                 -    $  -    15,629,999  $1,563  $13,991,393  $(12,901,701)  $       -     $     -     $  1,091,255

Issuance of common stock       -       -       120,000      12      119,988           -             -           -          120,000

Common stock options issued
in lieu of compensation        -       -           -        -     4,484,048           -      (1,391,643)         -       3,092,405

Common stock options issued
for services                   -       -           -        -       438,354           -              -           -         438,354

Related party receivable       -       -           -        -           -             -              -      (334,454)     (334,454)

Net loss                       -       -           -        -           -      (3,836,731)           -           -      (3,836,731)
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
June 30, 2002                  -    $  -    15,749,999  $1,575  $19,033,783  $(16,738,432)  $(1,391,643)  $(334,454)  $    570,829
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

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                       Three Months     Six Months      Six Months
                                                          Ended           Ended           Ended
                                                       -------------   -------------   -------------
                                                       June 30, 2002   June 30, 2002   June 30, 2001
                                                       -------------   -------------   -------------
                                                         (unaudited)     (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (3,836,731)   $ (3,938,437)   $   (289,051)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Allowance for doubtful accounts                        64,750         129,000             -
      Depreciation and amortization                          16,900          33,801          37,210
      Amortization and reserve of film costs                    -               -           300,000
      Common stock issued in lieu of compensation               -            15,790             -
      Common stock options issued for services              438,354         438,354             -
      Common stock options issued in lieu
        of compensation                                   3,092,405       3,092,405             -
      Amortization of intangibles                            88,292          88,292             -
  (Increase) decrease in
    Accounts receivable                                      (2,000)         (1,000)       (228,612)
    Related party receivable                                 (1,500)         (1,500)            -
    Inventory                                                   -               -               255
  Increase (decrease) in
    Accounts payable and accrued expenses                    29,394          24,506         (13,873)
    Due from related parties                                    -            (2,474)        171,426
                                                       -------------   -------------   -------------
      Net cash used for operating activities               (110,136)       (121,263)        (22,645)
                                                       -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (2,648)          (2,648)           -
  Payment for film costs                                        -                -            5,000
  Change in notes receivable                                 (8,500)          (8,500)           -
                                                       -------------    -------------   ------------
    Net cash used for investing activities                  (11,148)         (11,148)         5,000
                                                       -------------    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    120,000          120,000            -
  Proceeds on loans from related parties                     77,500           95,500          3,000
  Proceeds on notes payable                                     -                -           30,000
                                                       -------------    -------------   ------------
    Net cash provided by financing activities               197,500          215,500         33,000
                                                       -------------    -------------   ------------

NET INCREASE IN CASH                                         76,216           83,089         15,355

CASH, beginning of period                                     6,873              -          (15,201)
                                                       -------------    -------------   ------------
CASH, end of period                                    $     83,089           83,089            154
                                                       =============    =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $        -       $      1,000            -
                                                       =============    =============   ============
    Foreign and state income taxes                     $        -       $        -              -
                                                       =============    =============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued in lieu of compensation          $        -       $     15,790            -
                                                       =============    =============   ============

  Common stock options issued for services             $    438,354     $    438,354            -
                                                       =============    =============   ============

  Common stock options issued in lieu of compensation  $  3,092,405     $  3,092,405            -
                                                       =============    =============   ============

  Distribution of investment in subsidiary to
    shareholders                                       $        -       $ 12,199,785            -
                                                       =============    =============   ============
  Common stock issued in exchange for
    intangible assets                                  $        -       $  1,059,500            -
                                                       =============    =============   ============

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

Going Concern - Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2002. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. The Company is attempting to raise additional capital through a private placement in the amount of $1,000,000. However, there can be no assurance that this placement could be successfully executed due to the current adverse investment climate. During each of the quarters going forward, the Company intends to make smaller private sale of stock to accredited individuals and to obtain loans from ECapital Group, Inc. or other individuals for operational cash needs.

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
                               ===========

ChiBrow is acquired from ECapital Group, Inc., a related party who owns approximately 19% of our Company prior to the acquisitions. The office communication software is acquired from PeopleNet Corporation whose certain owners indirectly own our shares through their ownership of ECapital Group, Inc. The values of the acquisitions were determined by mutually agreed prices of the software products from the sellers and the value of our common stock at $0.08 per share.

Note 6 - Advances from Related Parties

The advances from related parties, ECaptal Group, Inc.,  in the amount of $145,000 are non-interest bearing and unsecured.

Note 7 - Notes Payable

An amount of $39,000 was converted into common stock and entered as Additional Paid-In Capital.

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

Note 10 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company recognized $3,530,759 in non-cash expenses for the issuance of the stock options for the quarter ended June 30, 2002. There are also deferred compensation charges of $1,391,643 for the value of stock options that are not yet vested as of June 30, 2002.

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

We historically financed our operating and capital outlays from funds received from our parent company. We intend to seek debt or equity funding in the amount of approximately $1 million to fund our operations for the next twelve months, although there can be no assurance that we will be successful in obtaining such funding on terms acceptable to us, or at all. Alternatives to a lump sum $1 million financing include making smaller private sale of our stock to accredited investors during each quarter going forward, as well as obtaining smaller loan amounts from ECapital Group, Inc. or other individuals. Assuming we are successful in obtaining funding, we intend to employ twelve persons including three in management and nine in engineering in technical support. We estimate that our capital requirements for the year should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 14, 2002 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer