Form 10QSB
period 2002-09-30
PEOPLENET INTERNATIONAL CORP
filed 2002-11-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Number of shares of common stock, par value $0.0001, outstanding as of November 14, 2002 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For September 30, 2002

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                         September 30    December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)
ASSETS
  Cash                                   $       428    $       -
  Accounts receivable                          2,000        133,000
  Due from parent                                -          936,057
  Notes receivable                             2,723            -
                                         ------------   ------------
  Total current assets                         5,151      1,069,057

  Property and equipment, net                 35,508         83,561

  Intangible assets, net                     883,961            -

  Deposit                                      1,000            -
                                         ------------   ------------
    Total Assets                         $   925,520    $ 1,152,618
                                         ============   ============

LIABILITIES
  Current liabilities
    Accounts payable & accrued expenses  $   384,693    $   306,742
    Due to parent                                -       12,805,362
    Other                                     58,827         72,628
    Advances from related parties            140,500         89,000
    Note payable                              60,000            -
    Deferred revenue                             902            -
                                         ------------   ------------
      Total current liabilities              644,922     13,273,732
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized              1,575            201
  Additional paid-in capital              19,080,371        678,680
  Deferred compensation charges           (1,246,948)           -
  Related party receivable                  (316,542)           -
  Accumulated deficit                    (17,237,858)   (12,799,995)
                                         ------------   ------------
    Total Stockholders' Equity               280,598    (12,121,114)
                                         ------------   ------------
                                         $   925,520    $ 1,152,618
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                          Preferred Stock      Common Stock
                         -----------------  ------------------                                Deferred     Related        Total
                          Number              Number              Paid-In     Accumulated   Compensation    Party     Stockholders
                         of Shares  Amount   of Shares  Amount    Capital       Deficit       Charges     Receivable      Equity
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
June 30, 2002                  -    $  -    15,749,999  $1,575  $19,033,783  $(16,738,432)  $(1,391,643)  $(334,454)  $    570,829

Common stock options issued
for services                   -       -           -        -        46,588           -             -           -           46,588

Amortization of deferred
compensation charges           -       -           -        -           -             -         144,695         -          144,695

Change in related party
receivable                     -       -           -        -           -             -              -       17,912         17,912

Net loss                       -       -           -        -           -        (499,426)           -           -        (499,426)
                         ---------  ------  ----------  ------  -----------  -------------  ------------  ----------  -------------
Balance at
September 30, 2002             -    $  -    15,749,999  $1,575  $19,080,371  $(17,237,858)  $(1,246,948)  $(316,542)  $    280,598
                         =========  ======  ==========  ======  ===========  =============  ============  ==========  =============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                        Three-month Periods Ended      Nine-month Periods Ended
                                       ---------------------------   ---------------------------
                                       September 30   September 30   September 30   September 30
                                           2002           2001           2002           2001
                                       ------------   ------------   ------------   ------------
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE
  Licensing income - film              $       -      $   150,000    $       -      $   450,000
  Licensing fee - software                   3,754            -            6,951            -
  Other                                        -              -              -            2,550
                                       ------------   ------------   ------------   ------------
    Total revenue                            3,754        150,000          6,951        452,550
                                       ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Film cost amortization and reserve           -        1,095,000            -        1,395,000
  Amortization of intangibles               88,378            -          176,670            -
  Selling                                      -            3,000            -           19,595
  Salaries and payroll taxes               130,557          9,419        259,030        140,180
  Rent                                      17,100            -           17,100            -
  General and administrative               267,141         98,572      3,992,010        182,717
                                       ------------   ------------   ------------   ------------
    Total costs and expenses               503,176      1,205,991      4,444,810      1,737,492
                                       ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense               -          (30,000)           -          (90,000)
  Interest expense                              (4)          (474)            (4)          (474)
                                       ------------   ------------   ------------   ------------
    Total other income (expenses)               (4)       (30,474)           -          (90,474)
                                       ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES              (499,426)    (1,086,465)    (4,437,863)    (1,375,416)

PROVISION FOR INCOME TAXES                    -               -              -              100
                                       ------------   ------------   ------------   ------------
NET LOSS                               $  (499,426)   $(1,086,465)   $(4,437,863)   $(1,375,516)
                                       ============   ============   ============   ============
Weighted average number of
  shares outstanding                    15,749,999      2,010,000*    15,749,999      2,010,000*
                                       ============   ============   ============   ============
Basic and diluted loss per share           $(0.032)       $(0.541)       $(0.282)       $(0.684)
                                       ============   ============   ============   ============

* As if the 20,100 to 1 forward split of the Company's common stock occurred on January 1, 2001.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                  Nine Months     Nine Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Sep 30, 2002    Sep 30, 2001
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $$(4,437,863)    $(1,375,516)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Allowance for doubtful accounts                 129,000             -
      Depreciation and amortization                    50,701          55,588
      Amortization and reserve of film costs              -         1,395,000
      Bad debts written off                               -            66,667
      Common stock issued in lieu of compensation      15,790             -
      Common stock options issued in lieu of
        compensation                                3,092,405             -
      Common stock options issued for services        484,942             -
      Amortization of intangibles                     176,669             -
      Amortization of deferred compensation charges   144,695             -
  (Increase) decrease in
    Accounts receivable                                (1,000)       (378,605)
    Inter-company balances                                -           222,698
    Inventory                                             -               254
    Other receivable                                   (1,500)            -
    Deposit                                            (1,000)            -
  Increase (decrease) in
    Accounts payable and accrued expenses              77,951         (14,758)
    Due from related parties                           (2,474)            -
    Others                                            (13,801)            -
    Deferred revenue                                     902             -
                                                  ------------    ------------
      Net cash used for operating activities         (284,583)        (28,672)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (2,648)            -
  Payment for film costs                                  -             5,000
  Purchase of intangible assets                        (1,030)            -
  Change in notes receivable                           (1,223)            -
                                                  ------------    ------------
    Net cash used for investing activities             (4,901)          5,000
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock              120,000             -
  Proceeds on loans from related parties               95,500           3,000
  Payments on loans from related parties               (5,000)            -
  Proceeds on notes payable                            60,000          50,000
  Change in related party receivable                   19,412             -
                                                  ------------    ------------
    Net cash provided by financing activities         289,912          53,000
                                                  ------------    ------------

NET INCREASE IN CASH                                      428          29,328

CASH, beginning of period                                 -           (15,201)
                                                  ------------    ------------
CASH, end of period                               $       428          14,127
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                      $     1,004     $       474
                                                  ============    ============
    Foreign and state income taxes                $       -               -
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued in lieu of compensation     $    15,790     $       -
                                                  ============    ============

  Common stock options issued for services        $   484,942     $       -
                                                  ============    ============

  Common stock options issued in lieu of
    compensation                                  $ 3,250,805     $       -
                                                  ============    ============

  Conversion of advances due to parent
    to equity                                     $12,199,785     $       -
                                                  ============    ============
  Common stock issued in exchange for
    intangible assets                             $ 1,059,500     $       -
                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended September 30, 2002

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

Going Concern - Management's plans and the ongoing operations of the Company are expected to require additional working capital during 2002. In addition, the Company has experienced losses from continuing operations since inception. These factors cause substantial doubt about the ability of the Company to continue as a going concern. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. The Company is attempting to raise additional capital through a private placement in the amount of $1,000,000. However, there can be no assurance that this placement could be successfully executed due to the current adverse investment climate. During each of the quarters going forward, the Company intends to make smaller private sale of stock to accredited individuals and to obtain loans from ECapital Group, Inc. or other individuals for operation cash needs. The Company also expects to generate additional cash flow from sales of products starting with the 4th quarter of 2002.

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

In July 2001 the Company adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of the company. In April 2002, the Board of Directors increased the plan to 8,000,000 shares.  As of September 30, 2002, 6,820,620 stock options have been issued under the plan.

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

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company intends to adopt the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 101. Revenue from licensing agreements is not significant for the quarter ended September 30, 2002.

Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. There is no revenue from films for the quarter ended September 30, 2002.

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

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on September 30, 2002 and the results of operations and its cash flows for the nine months periods ended September 30, 2002 and 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

Note 4 - Intangible Assets

Intangible assets include two intellectual properties: "The Children's Browser" and an office communication program and associates modules. Acquired in March 2002, a total of 13,419,999 shares of common stock were issued for the acquisition. Intangible assets are amortized on a straight-line basis over the estimated economic life which is 36 months. Amortization expenses for the quarter ended September 30, 2002 are $88,378.

Intangible assets and their related accumulated amortization as of September 30, 2002 are as follows:

ChiBrow                        $   300,000
Office Communication               759,500
Domain name                          1,030
                               -----------
                                 1,060,530
Less accumulated amortization      176,669
                               -----------
                               $   883,861
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

Note 5 - Advances from Related Parties

The advances from related parties are non-interest bearing and unsecured.

Note 6 - Notes Payable

At September 30, 2002, the Company has an unsecured note payable of $60,000 from an unrelated party. The note is due in January 2003 and bears interest at 9% per annum.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of September 30, 2002.

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

As of December 31, 2001, while still a wholly owned subsidiary of Pacific Systems Control Technology, Inc., the Company accrued approximately $57,000 in payroll taxes payable. Such taxes are still outstanding as of September 30, 2002 and Pacific Systems Control Technology agrees to be responsible for such taxes and will make arrangement for payment with the tax authority.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of November 2002, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,171 in favor of the employee. As of September 30, 2002 Pacific Systems has paid approximately $14,000 towards the judgment from the Labor Commission, and is negotiating with the former employee regarding a settlement.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of November 14, 2002 audited financial statements of MarketRoot have not yet been submitted to the Company.

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

The Company has received advances from PSCT to fund its operations. It has been the policy of PSCT and the consolidated group to not charge interest on inter-company advances. Interest has been imputed on $1,500,000 of the balance at a rate of 8%. This interest has been accrued as PSCT intends to charge interest on this amount in future periods. At December 31, 2001 accrued interest payable on these advances amounted to $540,000 and is included in the outstanding balance of the note. Upon the effectiveness of the spin-off of the Company, the net balance of the advances and all accrued interest except $1,500,000 were converted to additional paid-in-capital. Subsequently in the quarter ended March 31, 2002, the remaining $1,500,000 was also converted to additional paid-in capital. (see Note 1).

The Company has also made advances to ABK. These advances are also non-interest bearing. Interest income has not been accrued on these advances as it is not expected that this interest will ever be charge or collected. Upon the effectiveness of the spin-off of the Company, the amounts due under this advance were offset against the amounts due to PSCT (see note 1).

In March 2002, the Company acquired ChiBrow from ECapital Group, Inc. which is a related party who owns approximately 19% of our Company prior to the acquisition. The Company also acquired an office communication software from PeopleNet Corporation whose certain owners indirectly own our shares through their ownership of ECapital Group, Inc.

Note 10 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. In the second quarter, the Company recognized $3,530,759 in non-cash expenses for the stock options vested as of June 30, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. For the quarter ended September 30, 2002, $144,695 of the deferred compensation charges were expensed.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

  We adopt SFAS 142, Goodwill and Other Intangible Assets, in fiscal year 2002 to account for the carrying amount of the intangible assets.

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

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owns an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of November 2002, MarketRoot has not yet submitted such financial statements to the Company.

Revenues

During the three-month period ended September 30, 2002, the Company focused on the preparation of its software products for marketing.  There was insignificant revenue for this period.

Costs and Expenses

During the three-month period ended September 30, 2002, we incurred $130,557 in salaries and payroll expenses and $267,141 in general and administrative expenses.

As a result of foregoing factors, our net loss was ($499,426) for the three-month period ended September 30, 2002, as compared to ($1,086,465) for the same period in 2001. Net loss per share decreased to ($0.032) for this third quarter in 2002 as compared to ($0.541) for the same period in 2001, while weighted average number of shares outstanding increased to 15,749,999 from 2,010,000 shares when adjusted for the 20,100 to 1 forward-split of our common stock in July 2001.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2002, increased to $280,598 from a negative ($12,121,114) at December 31, 2001. This increase is primarily due to the intercompany balances being converted into additional paid-in capital as a result of the spin-off transaction that took place on February 8, 2002, the Company's acquisition of two intellectual properties in exchange for the Company's common stock in March 2002, the issuance of common stock options in April and May 2002, and the issuance of common stock in June 2002.

Cashflow from operations for the three months ended September 30, 2002 was a negative ($82,661) while proceeds from notes payable provided $60,000.

A related party receivable in the amount of $332,954 was set up to account for payables that were included in the financial statement of the Company as a result of the spin-off transaction. As part of the spin-off the former parent company agreed to reimburse the Company for these liabilities. Approximately $19,000 of the liabilities were paid in the quarter ended September 30, 2002.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to seek debt or equity funding in the amount of approximately $1 million to fund our operations for the next twelve months, although there can be no assurance that we will be successful in obtaining such funding on terms acceptable to us, or at all. Alternatives to a lump sum $1 million financing include making smaller private sales of our stock to accredited investors during each quarter going forward, as well as obtaining smaller loan amounts from ECapital Group, Inc. or other individuals. We also expect some cash flow from sale of products to begin with the 4th quarter of 2002. Assuming we are successful in obtaining funding, we intend to employ twelve persons including three in management and nine in engineering and technical support. We estimate that our capital requirements for the year should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2002.

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

Marketing of our office communication software solutions is targeted towards small and medium sized software sales companies and governmental agencies. Our iMetro and e-Business products can be sold separately or bundle depending on end user requirements and we are currently discussing with potential customers on OEM license basis. The target prices to our OEM licensees for consumer versions range from $12.95 to $50 per end user per month, and the business versions are priced between $5,000 to $120,000 per year.

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

Item 3. Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of November 2002, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. The Labor Commission of California in December 2001 issued a judgment against Pacific Systems and its subsidiaries in the amount of $69,170.58 in favor of the employee. As of September 30, 2002 Pacific Systems has paid approximately $14,000 towards the judgment from the Labor Commission, and is negotiating with the former employee regarding a settlement.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 2. Changes in Securities and Use of Proceeds.  None

Item 3. Defaults Under Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended September 30, 2002.

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1   Certification pursuant to the Sarbanes-Oxley Act of 2002

There were no reports on Form 8-K filed for the period ended September 30, 2002.

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

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer

CERTIFICATIONS

I, Anthony K. Chan, President, Chief Financial Officer and Chief Operating Officer of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report an Form 10-QSB of PeolpleNet International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony K. Chan
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer