Form 10KSB
period 2002-12-31
PEOPLENET INTERNATIONAL CORP
filed 2003-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Revenues for its most recent fiscal year: $41,864

      Aggregate market value of common stock held by non-affiliates at March 31, 2003:  0

      Number of shares of common stock outstanding at March 31, 2003: 15,749,999

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL  INCORPORATION

2002 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Risk Factors Affecting Future Performance," "Description of Business" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

Item 1. Description of Business

General

PeopleNet, formerly known as American Champion Media, Inc., is a Delaware corporation headquartered in Redwood Shores, California and incorporated on February 5, 1997. PeopleNet was formed by, and has been, a wholly owned subsidiary of Pacific Systems Control Technology, Inc., formerly known as American Champion Entertainment, Inc., a Delaware corporation. Pacific Systems Control Technology has been a publicly traded company since July 31, 1997, and its common stock currently trades on the OTC Bulletin Board under the symbol PFSY. Pacific Systems recently changed the focus of its business to concentrate on the distribution and sale of remote access electric meters and related products. Since this new line of business is not complementary to the business conducted by PeopleNet, the board of directors of Pacific Systems determined that it was in the shareholders' best interest to separate the two companies and allow them to operate independently. In particular, the boards of directors of both companies believes that matters related to public market valuations, capital raising, public relations and marketing are better served when a company is focused on related business. In addition, the boards believe that shareholder value would be increased by the ownership of two public companies rather than one.

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

Through the testing period of the past 12 months, we have given away without charge over 30,000 copies of the basic ChiBrow software via download from our server. Although registration by the user is not required, over 10,000 users have voluntarily registered. Based on feedback from our users worldwide, and with added functionalities such as a secure email system, we believe most of the users will not object to a paid subscription upon the coming official launch of the complete ChiBrow system. We have also conducted negotiations with governmental agencies in China that have indicated interest in ChiBrow.  We expect the conversion of free users into paying subscribers will gradually allow us to receive revenue from this property beginning in 2003.

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

Risk Factors Affecting Future Performance

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

Employees

As of March 31, 2003, we employed two employees on a full-time basis, both of which are management. We intend to employ a total of ten persons in order to be able to handle our existing business and the marketing of ChiBrow and the PeopleNet Communication Solution.

Item 2. Description of Property

We lease approximately 1,200 square feet of space for our Menlo Park, California, headquarters pursuant to a one-year lease expiring in May 2003, at approximately $4,000 per month.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of December 31, 2002, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2003, the outstanding balance under the settlement agreement was $84,000.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2002. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Risk Factors Affecting Future Performance," "Description of Business" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

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

Revenues

During the year ended December 31, 2002, we recognized $41,864 from software licensing and hosting activities. We intend to continue with our marketing efforts for our software products in the U.S. and in the United Kingdom. The revenue from licensing in 2001 amounted to $451,190.

Costs and Expenses

Our intangible assets include ChiBrow - the safe browser for children and an office communication product that we acquired both in March 2002 with our common stock valued at $300,000 and $759,500 respectively. We believe that the technology of ChiBrow remains to be unique while the office communication solution may be more prone to competition, and thus we have set up straight-line amortization schedules for these two assets at 36 months and 18 months. These amortization schedules have been arrived based upon valuation of the intangibles at December 31, 2002. For the nine months that we owned these assets in the year 2002, the amounts of amortization were $75,000 and $379,750 respectively, totaling $454,750.

Our expenses for salaries and payroll taxes were increased to $296,910 for the year 2002 from $141,230 for 2001. We had twelve employees during part of the year but we reduced to two management staff on pro-bono basis at the year's end. Professional fees of $546,362 and general and administrative expenses of $3,585,660 included non-cash payments as compensation and for services, via the issuance of common stock and options, valued at $3,593,137. Professional fees amounted to $21,389 and General and Administrative expenses amounted to $204,552 in 2001. The increase is due to the issuance of common stock options for compensation and services amounting to $3,915,930.

As a result of foregoing factors, our net loss was ($5,066,747) for the year ended December 31, 2002, as compared to ($4,378,902) for the year ended December 31, 2001. Net loss per share decreased to ($0.40) in 2002 from ($2.18) in 2001, while weighted average number of shares outstanding increase to 12,745,561 shares from 2,010,000 in 2001.

Liquidity and Capital Resources

Cash flow from operations for the twelve months ended December 31, 2002 was a negative ($386,148) which was offset by positive cash flow from financing activities in the amount of $390,189. Cash flow from operations for the twelve months ended December 31, 2001 was a negative ($68,000) which was offset by positive cash flow from financing activities in the amount of $53,000. Cash flows from operations were negative due to losses incurred by the Company.

Major source of cash flow in 2002 from financing activities included sale of shares for $120,000 and from related parties amounting to $260,189. Major source of cash flow in 2001 from financing activities was from notes payable of $50,000.

We historically financed our operating and capital outlays from funds received from our parent company and from loans from shareholders. We estimate that our burn rate for the next twelve months should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from private placement or continually from shareholders. We will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending loans to us for our operational needs if any private placement is not successful. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations by the above mentioned means through the end of year 2003.

Recently, we have signed an OEM distribution agreement with a distributor in the United Kingdom for the marketing of ChiBrow in the U.K. and in Europe.

The Company expects to continue to grow by exploring acquisition of other companies.  However, given our current financial status and also that our securities are not currently traded on any exchange, there is no assurance that we will be able to make more acquisitions.

Item 7. Financial Statements

The financial statements of the Company and independent auditors' reports are filed herewith on pages 21 through 40 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company dismissed its independent public accountant, Moss Adams LLP, effective as of February 14, 2003. The Company's Board of Directors approved such decision. Moss Adams LLP's report for the 12-month period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, except for going concern, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during such period and the subsequent interim period preceding February 14, 2003, there were no disagreements with Moss Adams LLP within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams LLP, would have caused him to make reference in connection with his opinion to the subject matter of the disagreement in connection with any report he might have issued.

On February 14, 2003, The Company engaged Kabani & Company, Inc. as its independent public accountants. The Company has not previously consulted with Kabani & Company, Inc. regarding any matter, including but not limited to:

* the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

* any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2002 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Benedict Van	42	Chief Executive Officer, Chairman and Director	2002
Anthony K. Chan	48	President, Chief Operating Officer, and Director	1997

Benedict Van. Mr. Van has served as Chairman of the Board, Chief Executive Officer and Director of PeopleNet International Corporation since February 2002. Prior to that, he served as Chairman and CEO of the Crownland Group of Companies, an international conglomerate that engaged in telecommunications, networking, electronics, real estate development and investment banking. With his understanding and vision of creating and delivering practical applications in technology, Mr. Van has successfully founded and directed companies such as PeopleWeb Communications, Inc., E-Capital Group, Inc., Doles Networks Corporation, 3Net Communications Corp., and HereUare Communications, Inc. Mr. Van received his Doctorate of Business Administration from University of the Pacific.

Anthony K. Chan. Mr. Chan has served as President, Chief Operating Officer and Director since February 2002, and has been serving as our Chairman and CEO since 1997. He also served as the CEO of Pacific Systems Control Technology, the former parent company of PeopleNet International, from 1997 to February 2003. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Group of Companies, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our Chief Executive Officer and President, and our Chairman of the Board, for services rendered in all capacities for the period through December 31, 2002. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2002 2001	$23,500 n.a.	None n.a.	None n.a.	None n.a.	2,699,999 n.a.	None n.a.	None n.a.
Anthony Chan	President & Chief Operating Officer and Director	2002 2001	None $12,350	None None	None None	200,000 None	600,000 None	None None	None None

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2002

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	2,699,999	39.8%	$0.08	05/18/2006
Anthony Chan	600,000	8.8%	$0.08	05/18/2006

The following table shows the value at December 31, 2002 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0
Anthony Chan, President, Chief Operating Officer and Director	None	None	600,000 / 0	0 / 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of our outstanding shares of Common Stock;

  each director and officer; and

  all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
ECapital Group, Inc.	4,869,999	30.9%
PeopleWeb Communications	3,184,479	20.2%
Kevin Le	1,100,000	7.0%
Norman Boether	850,000	5.4%
Anthony Chan (director and officer)	249,146	1.6%
Benedict Van (director and officer) *	186,359	1.2%
All Directors and Officers as a group (two persons)	435,505	2.8%

* Mr. Van is also the controlling person of ECapital Group, Inc. and PeopleWeb Communications.

_______________________

1    The address for the directors and executive officers, Mr. Le and Mr. Boether, is c/o PeopleNet International Corporation, 1600 Adams Drive, Menlo Park, California 94025.

       The address for ECapital Group is 2001 Gateway Place, Suite 270 West, San Jose, CA 95110.

       The address for PeopleWeb Communications is 2001 Gateway Place, Suite 270 West, San Jose, CA 95110.

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

(a) Exhibits

See Index to Exhibits on pages 40 to 41 of this Form 10-KSB.

(b) Reports on Form 8-K

The Company filed on Form 8-K, dated March 21, 2002, to report on the change of control and the acquisitions of the intellectual properties of ChiBrow and a communication software solution.

The Company filed on Form 8-K, dated February 19, 2003, to report on the change of independent auditors.

Item 14. Controls and Procedures

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

Dated: April 15, 2003

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2003
By: /s/ Anthony K. Chan Anthony K. Chan	Director	April 15, 2003

CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer of PeopleNet International Corporation, certify that:

1. We have reviewed this annual report on Form 10-KSB of PeopleNet International Corporation;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Benedict Van
Benedict Van
Chief Executive Officer

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
PeopleNet International Corporation:

We have audited the accompanying balance sheet of PeopleNet International Corporation, a Delaware Corporation (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PeopleNet International Corporation as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $17,866,742 and the Company's total liabilities exceeded the total assets by $153,647 as of December 31, 2002. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

/s/ Kabani & Company, Inc.

Fountain Valley, California
March 7, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PeopleNet International Corporation:

We have audited the accompanying balance sheet of PeopleNet International Corporation (the "Company"), a wholly owned subsidiary of Pacific Systems Control Technology, Inc., as of December 31, 2001, and the related statements operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. We have not audited the financial statements of PeopleNet International Corporation for any period subsequent to December 31, 2001.

The accompanying financial statements have not been prepared assuming that the Company will continue as a going concern. The Company had limited cash reserves at December 31, 2001 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

MOSS ADAMS LLP

/s/ Moss Adams LLP

San Francisco, California
March 6, 2002

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                              December 31
                                              -----------
                                                  2002
                                              -----------
ASSETS
  Cash                                        $     1,394
  Property and equipment, net                      15,314
  Intangible assets, net                          605,780
                                              -----------
    Total assets                              $   622,488
                                              ===========

LIABILITIES
  Accounts payable and accrued expenses       $   342,181
  Payroll taxes payable                           128,454
  Advances from related parties                   245,500
  Notes payable - related party                    60,000
                                              -----------
    Total current liabilities                     776,135
                                              -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized              $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    15,749,999 shares issued and
    outstanding at December 31, 2002                1,575
  Additional paid-in capital                   19,080,371
  Deferred compensation charges                (1,053,060)
  Related party receivable                       (315,791)
  Accumulated deficit                         (17,866,742)
                                              -----------
    Total stockholders' equity                   (153,647)
                                              -----------
                                              $   622,488
                                              ===========

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                              -------------------------
                                                  2002          2001
                                              -----------   -----------
REVENUE
  Licensing income - film                     $       -         450,000
  Licensing fee - software                         14,060         1,140
  Hosting & other                                  27,804            50
                                              -----------   -----------
    Total revenue                                  41,864       451,190
                                              -----------   -----------

COSTS AND EXPENSES
  Film cost and reserves                              -       3,946,803
  Bad debts                                       137,990       317,333
  Inter-company interest                              -         120,000
  Amortization of intangibles                     454,750           -
  Loss on investment                               10,000           -
  Selling                                             -          39,050
  Salaries and payroll taxes                      296,910       141,230
  Rent                                             47,100           -
  Professional fees                               546,362        21,389
  General and administrative                    3,585,660       204,552
                                              -----------   -----------
    Total costs and expenses                    5,078,772     4,790,357

                                              -----------   -----------
LOSS FROM OPERATIONS                           (5,036,908)   (4,339,167)

OTHER INCOME (EXPENSE)
  Interest expense                                (16,208)         (474)
  Loss on sale of equipment                       (12,731)      (38,361)
                                              -----------   -----------
                                                  (28,939)      (38,835)

LOSS BEFORE INCOME TAXES                       (5,065,847)   (4,378,002)

PROVISION FOR INCOME TAXES                            900           900
                                              -----------   -----------
NET LOSS                                      $(5,066,747)   (4,378,902)
                                              ===========   ===========

Basic & diluted weighted average number
  of common stock outstanding                  12,745,561     2,010,000
                                              ===========   ===========

Basic and diluted net loss per share          $     (0.40)  $     (2.18)
                                              ===========   ===========

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock
                                ------------------                   Deferred      Related                       Total
                                 Number                Paid-In     Compensation     Party       Accumulated    Stockholders'
                                of shares   Amount     Capital       Charges      Receivable      Deficit        Equity
                                ---------   ------   -----------   ------------   ----------   -------------   -------------

Balance,
December 31, 1999               2,010,000   $  201   $   678,680   $       -      $     -      $ (1,701,615)   $ (1,022,734)

Net loss                              -        -             -             -            -        (6,719,478)     (6,719,478)
                                ---------   ------   -----------   ------------   ----------   -------------   -------------
Balance,
December 31, 2000               2,010,000      201       678,680           -            -        (8,421,093)     (7,742,212)

Net loss                              -        -             -             -            -        (4,378,902)     (4,378,902)
                                ---------   ------   -----------   ------------   ---------    -------------   -------------
Balance,
December 31, 2001               2,010,000      201       678,680           -            -       (12,799,995)    (12,121,114)
                                ---------   ------   -----------   ------------   ---------    -------------   -------------
Conversion of related party
  balances to equity upon
  spin-off                            -        -      12,238,785           -            -               -        12,238,785

Issuance of common stock
  for cash                        120,000       12       119,988           -            -               -           120,000

Issuance of common stock options
  for compensation                    -        -       4,484,048    (1,053,060)         -               -         3,430,988

Issuance of common stock options
  for services                        -        -         484,942           -            -               -           484,942

Issuance of common stock
  for services                    200,000       20        15,770           -            -               -            15,790

Issuance of common stock for
  acquisition of intangibles   13,419,999    1,342     1,058,158           -            -               -         1,059,500

Related party receivable              -        -             -             -       (315,791)            -          (315,791)

Net loss for the year                 -        -             -             -            -        (5,066,747)     (5,066,747)
                               ----------   ------   -----------   ------------   ----------   -------------   -------------
Balance,
December 31, 2002              15,749,999   $1,575   $19,080,371   $(1,053,060)   $(315,791)   $(17,866,742)   $   (153,647)
                               ==========   ======   ===========   ============   ==========   =============   =============

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                             Year Ended December 31,
                                                           ---------------------------
                                                               2002          2001
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                 $(5,066,747)   $(4,378,902)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Allowance for doubtful accounts                              -          128,500
      Amortization and reserve of film costs                       -        3,945,000
      Depreciation and amortization                            512,913         70,966
      Loss on sale of equipment                                 12,731         38,361
      Bad debts                                                137,990        188,833
      Common stock issued in lieu of compensation               15,790            -
      Common stock options issued in lieu of compensation    3,092,405            -
      Common stock options issued in lieu of services          484,942            -
      Write-off of inventory                                       -           15,412
      Amortization of deferred compensation charges            338,482            -
      (Increase) / decrease in current assets:
          Accounts receivable                                   (4,990)      (262,605)
          Inter-company accounts                                   -          108,327
          Inventory                                                -              255
      Increase / (decrease) in current liabilities:
          Accrued expenses                                     162,964         77,853
          Other                                                (72,628)           -
                                                           ------------   ------------
      Net cash used in operating activities                   (386,148)       (68,000)
                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                           (2,647)           -
  Proceeds from sale of equipment                                  -           15,000
                                                           ------------   ------------
  Net cash provided by (used in) investing activities           (2,647)        15,000
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on notes payable                                     10,000         50,000
  Proceeds from (payment to) related parties                   260,189          3,000
  Cash received for shares issued                              120,000            -
                                                           ------------   ------------
      Net cash provided by financing activities                390,189         53,000
                                                           ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS               1,394            -

CASH & CASH EQUIVALENTS, beginning balance                         -              -
                                                           ------------   ------------
CASH & CASH EQUIVALENTS, end balance                       $     1,394    $       -
                                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Foreign and state income taxes                         $       900    $       900
                                                           ============   ============

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2002

Note 1 - Nature of Operations, Stock Split, and Spin-off

Nature of Operations - PeopleNet International Corporation (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions and management of media-related programs. The software solutions include a controlled and safe Internet browser for children and a multiple-module web-based email and office automation bundle. The media-related programs consist of production of educational television programs for children, which emphasize moral values and fun. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity.

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

In July 2001 the Company adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of the company. In April 2002, the Board of Directors increased the plan to 8,000,000 shares.  As of December 31, 2002, 6,790,620 stock options have been issued under the plan.

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

As part of this plan, inter-company advances were offset against the amounts due to PSCT and the net amount was converted to additional paid-in-capital. Also, as a part of the transaction, PSCT agreed to pay to the Company $314,000 since liabilities incurred by PSCT for the same amount, were recorded by the Company.

Note 2 - Summary of Significant Accounting Policies

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

Cash and cash equivalents - The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Software development costs - The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 101. Revenue from licensing agreements is not significant for the year ended December 31, 2002.

Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. There is no revenue from films for the year ended December 31, 2002.

Revenue from hosting services is recognized in the period in which the service is provided when the amount of revenue is determinable and collectability is reasonably assured. Subsequent to the year ended December 31, 2002, the Company discontinued the hosting operations.

Research and Development - Expenditures for software development costs during the preliminary stage and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

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

Stock-based compensation - SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Basic and diluted net loss per share - Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments - Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Recent pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

Reclassifications - Certain comparative amounts have been reclassified to conform to the current year's presentation.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31, 2002:

     Equipment                                $  49,820
     Production equipment                       290,389
                                              ---------
                                                340,209
     Less accumulated depreciation
       and amortization                         324,895
                                              ---------
                                              $  15,314
                                              =========

Depreciation expense was $58,163 and $70,966 for the years ended December 31, 2002 and 2001, respectively.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of programs for television and videos as follows:

     Television program
       The Adventures With Kanga Roddy, net of
         reserve of $7,032,260 at December 31, 2002 and 2001    $1,165,557
     Videos
       Montana Exercise Video, net of
         reserves of $148,253 at December 31, 2002 and 2001            -
       Strong Mind Fit Body, net of
         reserves of $18,042 at December 31, 2002 and 2001             -
                                                                ----------
                                                                 1,165,557

     Less accumulated amortization                               1,165,557
                                                                ----------
                                                                $      -
                                                                ==========

All three investments: The Adventures With Kanga Roddy, Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved, as management believes these investments would not generate future revenues for the Company. (See Note 10)

Note 5 - Intangible Assets

Intangible assets include two intellectual properties: "The Children's Browser" and an office communication program and associates modules. Acquired in March 2002, a total of 13,419,999 shares of common stock were issued for the acquisition. Intangible assets are amortized on a straight-line basis over the estimated economic life. In the second and third quarters of 2002, the estimated economic life was 36 months for both assets. Due to the fact that the office communication solution may be more prone to competition, the estimated economic life of this asset was revised to 18 months. Amortization expenses for the year ended December 31, 2002 are $454,750 based upon valuation of the intangibles by the Company on December 31, 2002.

Intangible assets and their related accumulated amortization as of December 31, 2002 are as follows:

     ChiBrow                                  $  300,000
     Office Communication                        759,500
     Domain name                                   1,030
                                              ----------
                                               1,060,530

     Less accumulated amortization               454,750
                                              ----------
                                              $  605,780
                                              ==========

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

Note 6 - Investment

In October 2002, the Company acquired certain assets including an Internet web site and copyrights and trademark attached to the site for $10,000. The Company sold the right to use the assets to the seller for 13,900,000 shares of common stock of $.0001 par value of the seller. At December 31, 2002, the Company wrote off the value of the assets and the shares to zero since the viability of the assets was not certain through December 31, 2002.

Note 7 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 8 - Notes Payable - related party

At December 31, 2002, the Company has an unsecured note payable of $60,000 from a related party, related to the president of the Company. The note is due on demand and bears interest at 9% per annum.

Note 9 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                      2002           2001
                                                  ------------   ------------
     Federal tax benefit at statutory rates       $(1,722,400)   $(1,389,000)
     State tax benefit at statutory rates            (445,795)      (220,100)
     Increase in valuation allowance                2,167,295      1,610,000
                                                  ------------   ------------
                                                  $       900    $       900
                                                  ============   ============

The Company used to file a consolidated income tax return with PSCT. The Company had net operating loss (NOL) carry forwards for federal and state income tax purposes of approximately $18,000,000 and $16,000,000, the benefits of which was to expire in 2012 through 2020 for federal purposes and through 2005 for state purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code.

Through December 31, 2002, the Company incurred net operating losses, after spin-off, for income tax purposes of $5,000,000. The net operating loss carryforward may be used to reduce taxable income through the year 2017. Net operating loss for carry forwards for the State of California are generally available to reduce taxable income through the year 2007. The provision for income tax consists of the state minimum taxes imposed on corporations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 are as follows:

     DEFERRED TAX ASSETS
         NOL carryforward               $10,000,000
         Valuation allowance             (9,985,000)
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
                                        ============

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities before the spin off has been recorded at December 31, 2002.

Note 10 - Commitments and Contingencies

In September 1999 the Company signed a licensing agreement with Brighter Child of Westerville, Ohio, for the licensing of the Kanga Roddy story and all related characters for use in interactive CD-Rom games. In October 1999, the Company signed a licensing agreement with Prestige Toys of New York, New York, for the licensing of the Kanga Roddy character and all related characters for use and manufacturing of plush toy items in all sizes. The agreement with Brighter Child expired on December 31, 2002.

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. For the year ended December 31, 2001, the Company recognized $450,000 film income in relation to this distribution agreement, $193,000 of which was collected before year-end. The Company did not earn any revenue from the films in 2002. . A 100% reserve on the remaining receivable was also established as of June 30, 2002. Because collection activity through December 31, 2001 raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of December 31, 2002.

Through December 31, 2001, the Company was still a subsidiary of Pacific Systems Control Technology, the following cases were either filed against Pacific Systems naming all of its subsidiaries including PeopleNet as the defendants, or Pacific Systems' initiated complaint resulted in a cross-complaint by the defendant naming Pacific Systems and all of its subsidiaries including PeopleNet as the defendants in the cross-complaint. Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the following cases including expenses, fees or judgment.

As of December 31, 2001, while still a wholly owned subsidiary of Pacific Systems Control Technology, Inc., the Company accrued approximately $57,000 in payroll taxes payable. Such taxes are still outstanding as of December 31, 2002 and Pacific Systems Control Technology agrees to be responsible for such taxes and will make arrangement for payment with the tax authority.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of December 31, 2002, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court. A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2003, the outstanding balance under the settlement agreement was $84,000.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of December 31, 2002, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 11 - Related Party Transactions

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

The Company has also made advances to ABK (a subsidiary of Pacific). These advances are also non-interest bearing. Interest income has not been accrued on these advances as it is not expected that this interest will ever be charge or collected. Upon the effectiveness of the spin-off of the Company, the amounts due under this advance were offset against the amounts due to PSCT (see note 1).

In March 2002, the Company acquired ChiBrow from ECapital Group, Inc., which is a related party who owns approximately 19% of our Company prior to the acquisition. The Company also acquired an office communication software from PeopleNet Corporation whose certain owners indirectly own our shares through their ownership of ECapital Group, Inc.

Note 12 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period.

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

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." During the year , the Company granted 6,790,620 options and recorded compensation expense of $ 3,915,930.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee and non-employee director stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002: risk free interest rate of 5.00% ; dividend yield of 0%; expected weighted average option life of 4.47 years; and volatility of 0%.

The weighted average grant date fair value and the weighted average exercise price of options issued during the year were $0.95 and $0.10, respectively, all of which were issued at an exercise price below the stock price at the grant date.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the year ended December 31, 2002 are as follows:

                                                             2002
                                                         ------------
Net loss, as reported                                    $(5,066,747)
  Adjustment to compensation expense
  under SFAS 123:
    Recorded by the Company under the
      provision of APB 25                   3,915,930
    Based on a fair value at the date of
      grant consistent with the
      provisions of SFAS 123                4,877,122
                                            ---------
                                                             961,192
                                                         ------------
Net loss, pro forma                                      $(6,027,939)
                                                         ============

Loss per share, pro forma                                $      (.47)
                                                         ============

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2002 and 2001:

                                                   Weighted
                                                   Average
                                                   Exercise
                                    Under Plan     Price
                                    ----------     --------
Balance, December 31, 2000                 -
  Granted                                  -
                                    ----------     --------
Balance, December 31, 2001                 -
  Granted                            6,680,620        $0.10
  Exercised or lapsed                      -
                                    ----------     --------
Balance, December 31, 2002           6,680,620        $0.10
                                    ==========     ========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2002:

                    Options Outstanding               Options Exercisable
            ------------------------------------     ----------------------
                          Weighted
                          Average       Weighted                   Weighted
                          Remaining     Average                    Average
            Number        Contractual   Exercise     Number        Exercise
            Outstanding   Life          Price        Exercisable   Price
            -----------   -----------   --------     -----------   --------
2002:
Options       6,680,620       4.47        $0.10        4,903,063     $0.10

Note 13 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $900 for income taxes in the years ended December 31, 2002 and 2001. The Company paid $0 for interest during the year ended December 31, 2002 and 2001.

The Cash flow statements do not include effect of the non-cash investing and financing activities of issuance of 13,419,999 shares of common stock for acquisition of intangible assets amounting $1,059,500.

Note 14 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $17,866,742 at December 31, 2002. The Company's total liabilities exceeded the total assets by $153,647 as of December 31, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in year 2003. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. The Company is attempting to raise additional capital through a private placement in the amount of $1,000,000. However, there can be no assurance that this placement could be successfully executed due to the current adverse investment climate. During each of the quarters going forward, the Company intends to make smaller private sale of stock to accredited individuals and to obtain loans from ECapital Group, Inc. or other individuals for operation cash needs.

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
10.4(1)   Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)   Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)   Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)   Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
23.1        Consent of Independent Auditors
99.1        Certification pursuant to the Sarbanes-Oxley Act of 2002

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002