Form 10KSB/A
period 2002-12-31
PEOPLENET INTERNATIONAL CORP
filed 2003-04-16
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

2002 ANNUAL REPORT ON FORM 10-KSB/A

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

(a) Exhibits

See Index to Exhibits on pages 40 to 41 of this Form 10-KSB/A.

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

Dated: April 16, 2003

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2003
By: /s/ Anthony K. Chan Anthony K. Chan	Director	April 16, 2003

CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer of PeopleNet International Corporation, certify that:

1. We have reviewed this annual report on Form 10-KSB/A of PeopleNet International Corporation;

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

Date: April 16, 2003

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