Form 10QSB
period 2003-03-31
PEOPLENET INTERNATIONAL CORP
filed 2003-05-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2003 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For March 31, 2003

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     March 31
                                                       2003
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $     9,835
                                                   ------------

  Intangible assets, net                               453,939
                                                   ------------
    Total Assets                                   $   463,774
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   357,981
    Payroll taxes payable                              127,736
    Advances from related parties                      277,250
    Note payable - related party                        60,000
                                                   ------------
      Total current liabilities                        822,967
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      15,749,999 shares issued and
      outstanding at March 31, 2003                      1,575
    Additional paid-in capital                      19,080,371
    Deferred compensation charges                     (952,095)
    Related party receivable                          (313,541)
    Accumulated deficit                            (18,175,503)
                                                   ------------
      Total Stockholders' Deficit                     (359,193)
                                                   ------------
                                                   $   463,774
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                        Three-month Periods Ended
                                       ---------------------------
                                         March 31       March 31
                                           2003           2002
                                       ------------   ------------
                                        (unaudited)    (unaudited)
REVENUES

  Licensing fee - software             $       134    $       -
  Hosting & other                            8,000            -
                                       ------------   ------------
    Total revenues                           8,134            -
                                       ------------   ------------

COSTS AND EXPENSES
  Amortization of intangibles              151,841            -
  Salaries and payroll taxes                 4,687         15,790
  Professional fees                         25,851            -
  General and administrative               132,308         85,916
                                       ------------   ------------
    Total costs and expenses               314,687        101,706
                                       ------------   ------------

LOSS FROM OPERATIONS                      (306,553)      (101,706)

OTHER INCOME (EXPENSES)
  Interest expense                          (1,408)           -
                                       ------------   ------------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES              (307,961)      (101,706)

PROVISION FOR INCOME TAXES                     800            -
                                       ------------   ------------
NET LOSS                               $  (308,761)   $  (101,706)
                                       ============   ============
Basic and diluted weighted average
  number of shares outstanding          15,749,999      3,523,333
                                       ============   ============
Basic and diluted loss per share            $(0.02)        $(0.03)
                                       ============   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Mar 31, 2003    Mar 31, 2002
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $  (308,761)    $  (101,706)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Allowance for doubtful accounts                     -            64,250
      Depreciation and amortization                   167,155          16,901
      Common stock issued in lieu of compensation         -            15,790
      Amortization of deferred compensation charges   100,965             -
  (Increase) decrease in
    Accounts receivable                                   -             1,000
    Inter-company balances                                -            (2,474)
  Increase (decrease) in
    Accrued expenses                                   15,800          (4,888)
    Other                                                (718)            -
                                                  ------------    ------------
      Net cash used for operating activities          (25,559)        (11,127)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on notes payable                               -            18,000
  Proceeds on loans from related parties               34,000             -
                                                  ------------    ------------
    Net cash provided by financing activities          34,000          18,000
                                                  ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                 8,441           6,873

CASH & CASH EQUIVALENTS, Beginning Balance              1,394             -
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance           $     9,835           6,873
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                      $       -       $       -
                                                  ============    ============
    Foreign and state income taxes                $       -               -
                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued for services                $       -       $    15,790
                                                  ============    ============

  Common stock issued for purchase of
    intellectual properties                       $       -       $ 1,059,500
                                                  ============    ============

  Conversion of intercompany balances upon
    spin-off                                      $       -       $12,199,785
                                                  ============    ============

  Conversion of related party advances            $       -       $    39,000
                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended March 31, 2003

Note 1 - Nature of operations, Stock Split, Spin-off, and Business Agreements

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

Spin-off agreement - On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as a tax-free distribution. Under the plan, each stockholder of PSCT received one share of PeopleNet stock for every 17 shares of PSCT stock held as of the record date of January 16, 2002. Subsequent to and as part of the spin-off, the Company issued 374,587 shares of common stock, with registration rights to ECapital, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The related party note payable was converted to common stock. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002.

As part of this plan, inter-company advances were offset against the amounts due to PSCT and the net amount was converted to additional paid-in-capital. Also, as a part of the transaction, Pacific agreed to pay to the Company $314,000 in 2002, since liabilities incurred by Pacific for the same amount, were recorded by the Company.

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

Note 3 - Recent pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

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

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2003 presentation.

Note 5 - Loss per share

Earnings per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 7 - Notes Payable - related party

At March 31, 2003, the Company has an unsecured note payable of $60,000 from a related party, related through president of the Company. The note is due on demand and bears interest at 9% per annum. Interest for the period ended March 31, 2003 amounted $1,350.

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

Note 9 - Commitments and Contingencies

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. The Company did not earn any revenue from the films in 2002 and the period ended March 31, 2003. A 100% reserve on the remaining receivable was also established as of June 30, 2002. The Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of March 31, 2003.

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

As of December 31, 2001, while still a wholly owned subsidiary of Pacific Systems Control Technology, Inc., the Company accrued approximately $57,000 in payroll taxes payable. Such taxes are still outstanding as of March 31, 2003 and Pacific Systems Control Technology agrees to be responsible for such taxes and will make arrangement for payment with the tax authority.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of March 31, 2003, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of March 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2003.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of March 31, 2003, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 10 - Common Stock

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. During the three month period ended March 31, 2003, the Company amortized deferred compensation of $100,965.

Note 11 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $18,175,503 at March 31, 2003. The Company's total liabilities exceeded the total assets by $359,193 as of March 31, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in next twelve months. The Company has historically financed operating and capital cash requirements from funds received from the parent company PSCT. The Company is attempting to raise additional capital through a private placement in the amount of $1,000,000. However, there can be no assurance that this placement could be successfully executed due to the current adverse investment climate. During each of the quarters going forward, the Company intends to make smaller private sale of stock to accredited individuals and to obtain loans from ECapital Group, Inc. or other individuals for operation cash needs.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2003. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owns an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of March 31, 2003, MarketRoot has not yet submitted such financial statements to the Company.

Revenues

During the three-month period ended March 31, 2003, the Company focused on the preparation of its software products for marketing.  There was insignificant revenue for this period.

Costs and Expenses

During the three-month period ended March 31, 2003, we incurred $4,687 in salaries and payroll expenses and $132,308 in general and administrative expenses. We also incurred amortization of intangibles in the amount of $151,841.

As a result of foregoing factors, our net loss was ($308,761) for the three-month period ended March 31, 2003, as compared to ($101,706) for the same period in 2002. Net loss per share decreased to ($0.02) for this first quarter in 2003 as compared to ($0.03) for the same period in 2002, while weighted average number of shares outstanding increased to 15,749,999 from 3,523,333 shares.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2003, decreased to a negative ($359,193) and cash increased by $8,441 for this quarter. Cashflow from operations was a negative ($25,559) while proceeds on loans from related parties provided $34,000.

A related party receivable in the amount of $313,541 was set up to account for payables that were included in the financial statement of the Company as a result of the spin-off transaction. As part of the spin-off the former parent company agreed to reimburse the Company for these liabilities.

We historically financed our operating and capital outlays from funds received from our parent company. We intend to seek debt or equity funding in the amount of approximately $1 million to fund our operations for the next twelve months, although there can be no assurance that we will be successful in obtaining such funding on terms acceptable to us, or at all. Alternatives to a lump sum $1 million financing include making smaller private sales of our stock to accredited investors during each quarter going forward, as well as obtaining smaller loan amounts from ECapital Group, Inc. or other individuals. We estimate that our capital requirements for the year should not exceed $1 million. However, there is no assurance that we will be successful in raising capital from a private placement. In the event that a private placement is unsuccessful, we will rely on revenues generated from the ChiBrow project, if any, plus debt financing to fund operations on a short-term basis. ECapital Group, Inc. has expressed the possibility of extending a loan to us for our operational needs if the private placement is not completed. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations through the above mentioned means through the end of year 2003.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of March 31, 2003, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1   Certification pursuant to the Sarbanes-Oxley Act of 2002

The Company filed on Form 8-K, dated February 19, 2003, to report on the change of independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 15, 2003 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer

CERTIFICATIONS

We, Benedict Ban, Chairman of the Board and Chief Executive Officer, and Anthony K. Chan, President, Chief Financial Officer and Chief Operating Officer of PeopleNet International Corporation, certify that:

1. We, have reviewed this quarterly report an Form 10-QSB of PeolpleNet International Corporation;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer

and

/s/ Anthony K. Chan
Anthony K. Chan
President, Chief Financial Officer and Chief Operating Officer