Form 10QSB
period 2003-06-30
PEOPLENET INTERNATIONAL CORP
filed 2003-08-14
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

Number of shares of common stock, par value $0.0001, outstanding as of August 14, 2003 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For June 30, 2003

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     June 30
                                                       2003
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $     1,392
                                                   ------------

  Intangible assets, net                               302,270
                                                   ------------
    Total Assets                                   $   303,662
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accounts payable & accrued expenses            $   348,605
    Payroll taxes payable                               62,714
    Advances from related parties                      273,788
    Note payable - related party                        60,000
                                                   ------------
      Total current liabilities                        745,107
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      15,749,999 shares issued and
      outstanding at June 30, 2003                       1,575
    Additional paid-in capital                      19,080,371
    Deferred compensation charges                     (767,703)
    Related party receivable                          (260,682)
    Accumulated deficit                            (18,495,006)
                                                   ------------
      Total Stockholders' Deficit                     (441,445)
                                                   ------------
                                                   $   303,662
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                     Three-month Periods Ended    Six-month Periods Ended
                                     -------------------------   -------------------------
                                       June 30       June 30       June 30       June 30
                                        2003          2002          2003           2002
                                     -----------   -----------   -----------   -----------
                                     (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUES

  Licensing fee - software           $    1,683    $    3,197    $    1,817    $    3,197
  Hosting & other                        31,608           -          39,608           -
                                     -----------   -----------   -----------   -----------
    Total revenues                       33,291         3,197        41,425         3,197
                                     -----------   -----------   -----------   -----------

COSTS AND EXPENSES
  Amortization of intangibles           151,669        88,292       303,510        88,292
  Salaries and payroll taxes                523       112,683         5,210       128,473
  Professional fees                      22,285           -          48,136           -
  General and administrative            176,971     3,638,953       309,279     3,724,869
                                     -----------   -----------   -----------   -----------
    Total costs and expenses            351,448     3,839,928       666,135     3,941,634
                                     -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                   (318,157)   (3,836,731)     (624,710)   (3,938,437)

OTHER INCOME (EXPENSES)
  Interest expense                       (1,346)          -          (2,754)          -
                                     -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES           (319,503)   (3,836,731)     (627,464)   (3,938,437)

PROVISION FOR INCOME TAXES                  -             -             800           -
                                     -----------   -----------   -----------   -----------
NET LOSS                            $  (319,503)  $(3,836,731)  $  (628,264)  $(3,938,437)
                                     ===========   ===========   ===========   ===========
Basic and diluted weighted average
  number of common stock
  outstanding                        15,749,999    15,640,548    15,749,999    15,640,548
                                     ===========   ===========   ===========   ===========
Basic and diluted loss per share         $(0.02)       $(0.25)       $(0.04)       $(0.25)
                                     ===========   ===========   ===========   ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                         Six Months      Six Months
                                                           Ended            Ended
                                                        -------------   -------------
                                                        June 30, 2003   June 30, 2002
                                                        -------------   -------------
                                                          (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $   (628,264)   $ (3,938,437)
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Allowance for doubtful accounts                            -           129,000
      Depreciation and amortization                          318,824          33,801
      Common stock issued in lieu of compensation                -            15,790
      Common stock options issued for services                   -           438,354
      Common stock options issued in lieu
        of compensation                                          -         3,092,405
      Amortization of deferred compensation charges          285,357          88,292
  (Increase) decrease in current assets:
    Accounts receivable                                          -            (1,000)
    Inter-company balances                                       -            (1,500)
  Increase (decrease) in current liabilities:
    Accrued expenses                                         (59,316)         24,506
    Other                                                        -            (2,474)
                                                        -------------   -------------
      Net cash used in operating activities                  (83,399)       (121,263)
                                                        -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                               -            (2,648)
  (Increase) decrease of notes receivable                     55,109          (8,500)
                                                        -------------   -------------
  Net cash provided by (used in) investing activities         55,109         (11,148)
                                                        -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         -           120,000
  Proceeds on notes payable                                      -               -
  Proceeds on loans from related parties                      28,288          95,500
                                                        -------------   -------------
    Net cash provided by financing activities                 28,288         215,500
                                                        -------------   -------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (2)         83,089

CASH & CASH EQUIVALENTS, Beginning Balance                     1,394             -
                                                        -------------   -------------
CASH & CASH EQUIVALENTS, Ending Balance                 $      1,392    $     83,089
                                                        =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                            $        -      $      1,000
                                                        =============   =============
    Foreign and state income taxes                      $        -               -
                                                        =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued for services                      $        -      $  3,546,549
                                                        =============   =============

  Common stock issued for purchase of
    intellectual properties                             $        -      $  1,059,500
                                                        =============   =============

  Conversion of intercompany balances upon
    spin-off                                            $        -      $ 12,199,785
                                                        =============   =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended June 30, 2003

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

Note 3 - Recent pronouncements

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 did not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 did not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2003 presentation.

Note 5 - Loss per share

Earnings per share for the six month periods ended June 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 7 - Notes Payable - related party

At June 30, 2003, the Company has an unsecured note payable of $60,000 from a related party, related through president of the Company. The note is due on demand and bears interest at 9% per annum. Interest for the quarterly period ended June 30, 2003 amounted $1,346.

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

Note 9 - Commitments and Contingencies

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. The Company did not earn any revenue from the films in 2002 and the period ended June 30, 2003. A 100% reserve on the remaining receivable was also established as of June 30, 2002. The Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of June 30, 2003.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of June 30, 2003, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of June 30, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2005.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of June 30, 2003, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 10 - Common Stock

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. During the six month period ended June 30, 2003, the Company amortized deferred compensation of $285,358.

Note 11 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $18,495,006 at June 30, 2003. The Company's total liabilities exceeded the total assets by $441,445 as of June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2003. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owns an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of June 30, 2003, MarketRoot has not yet submitted such financial statements to the Company.

Revenues

During the three-month period ended June 30, 2003, the Company focused on the preparation of its software products for marketing and had insignificant revenue from its software sales.  The Company had $31,608 in revenues from web hosting activities for this period.

Costs and Expenses

During the three-month period ended June 30, 2003, we had insignificant salaries and payroll expenses and $176,971 in general and administrative expenses. We also incurred amortization of intangibles in the amount of $151,669.

As a result of foregoing factors, our net loss was ($319,503) for the three-month period ended June 30, 2003, as compared to ($3,836,731) for the same period in 2002. Net loss per share decreased to ($0.02) for this second quarter in 2003 as compared to ($0.25) for the same period in 2002, while weighted average number of shares outstanding increased to 15,749,999 from 15,640,548 shares.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2003, decreased to a negative ($441,445) and cash was unchanged from the beginning of the year. Cashflow from operations was a negative ($83,399) while proceeds on loans from related parties provided $28,288.

A related party receivable in the amount of $260,682 was set up to account for payables that were included in the financial statement of the Company as a result of the spin-off transaction. As part of the spin-off the former parent company agreed to reimburse the Company for these liabilities.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of June 30, 2003, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of June 30, 2003, the outstanding balance under the settlement agreement was $75,000.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

There was no report filed on Form 8-K during the quarter ended June 30, 2003.

Exhibit 99.1   Certification pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 14, 2003 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Benedict Van
------------------------------
Benedict Van
Chairman of the Board,
Chief Executive Officer and Chief Financial Officer

CERTIFICATIONS

I, Benedict Ban, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation, certify that:

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

4. The registrant's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: August 14, 2003

/s/ Benedict Van
Benedict Van
Chairman of the Board,
Chief Executive Officer and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003

/s/ Benedict Van
Benedict Van
Chief Executive Officer
and
Chief Financial Officer