Form 10KSB
period 2003-12-31
PEOPLENET INTERNATIONAL CORP
filed 2004-04-09
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Revenues for its most recent fiscal year: $

      Aggregate market value of common stock held by non-affiliates at March 31, 2004:  0

      Number of shares of common stock outstanding at March 31, 2004: 15,749,999

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL  INCORPORATION

2003 ANNUAL REPORT ON FORM 10-KSB

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

Item 1. Description of Business

General

PeopleNet, formerly known as American Champion Media, Inc., is a Delaware corporation headquartered in Menlo Park, California and incorporated on February 5, 1997. PeopleNet was formed by, and has been, a wholly owned subsidiary of Pacific Systems Control Technology, Inc., formerly known as American Champion Entertainment, Inc., a Delaware corporation. Pacific Systems Control Technology has been a publicly traded company since July 31, 1997, and its common stock currently trades on the OTC Bulletin Board under the symbol PFSY. Pacific Systems recently changed the focus of its business to concentrate on the distribution and sale of remote access electric meters and related products. Since this new line of business is not complementary to the business conducted by PeopleNet, the board of directors of Pacific Systems determined that it was in the shareholders' best interest to separate the two companies and allow them to operate independently. In particular, the boards of directors of both companies believes that matters related to public market valuations, capital raising, public relations and marketing are better served when a company is focused on related business. In addition, the boards believe that shareholder value would be increased by the ownership of two public companies rather than one.

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

We evaluated the asset of ChiBrow at December 31, 2003 and determined that this asset has been impaired and was of no value, based upon the fair market value of similar assets.  We recorded an impairment expense equal to the remaining book value of this asset.

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

We evaluated the asset of the Communication Solution at December 31, 2003 and determined that this asset has been impaired and was of no value, based upon the fair market value of similar assets.  We recorded an impairment expense equal to the remaining book value of this asset.

The Company is currently seeking merger opportunities with other software companies.

Television Program

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

The investment in the Kanga Roddy series was fully reserved as of December 31, 2003, as management believes that this investment would not generate future revenues for the Company.

Employees

As of March 31, 2004, we have no paid employees.

Item 2. Description of Property

We occupy approximately 1,200 square feet of space for our Menlo Park, California, headquarters which is provided for our use without charge by ECapital Group, Inc.

Item 3. Legal Proceedings

As of December 31, 2001, while PeopleNet International Corporation was still a subsidiary of Pacific Systems Control Technology, the following case was either filed against Pacific Systems naming all of its subsidiaries including PeopleNet as the defendants, or Pacific Systems' initiated complaint resulted in a cross-complaint by the defendant naming Pacific Systems and all of its subsidiaries including PeopleNet as the defendants in the cross-complaint. Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the following case including expenses, fees or judgment.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2003, the outstanding balance under the settlement agreement was $72,000.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2003. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Revenues

During the year ended December 31, 2003, we recognized $148,511 from software licensing, hosting and management activities.

Costs and Expenses

Amortization of our intangible assets for the year ended December 31, 2003 was $480,266.  Such intangible assets include ChiBrow - the safe browser for children and an office communication product that we acquired both in March 2002 with our common stock valued at $300,000 and $759,500 respectively. We determined all the intangible assets have been impaired and were of no value, based upon the fair market value of similar assets.  We recorded an impairment expense equal to the remaining book value of the intangible assets amounting to $125,514.

Our expenses for salaries and payroll taxes decreased to $5,210 for the year 2003, and we had professional fees of $92,685 and general and administrative expenses of $483,975. We had no rent expenses for the year 2003 as our office space was provided without charge by ECapital Group, Inc.

As a result of foregoing factors, our net loss was ($1,045,415) for the year ended December 31, 2003, as compared to ($5,066,747) for the year ended December 31, 2002. Net loss per share decreased to ($0.07) in 2003 from ($0.40) in 2002, while weighted average number of shares outstanding increase to 15,749,999 shares from 12,745,561 in 2002.

Liquidity and Capital Resources

Cash flow from operations for the twelve months ended December 31, 2003 was a negative ($81,486) which was offset by positive cash flow from investing activities in the amount of $55,109 and financing activities in the amount of $25,754.

We historically financed our operating and capital outlays from funds received from our parent company and from loans from shareholders. However, there is no assurance that we will be successful in raising capital from private placement or continually from shareholders. ECapital Group, Inc. has expressed the possibility of extending loans to us for our operational needs if any private placement is not successful. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations by the above mentioned means through the end of year 2004.

The Company is currently seeking merger opportunities with other software companies.  However, given our current financial status and also that our securities are not currently traded on any exchange, there is no assurance that we will be able to do so.

Item 7. Financial Statements

The financial statements of the Company and independent auditors' reports are filed herewith on pages 18 through 33 of this report.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2003 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Benedict Van	43	Chief Executive Officer, Chairman and Director	2002

Benedict Van. Mr. Van has served as Chairman of the Board, Chief Executive Officer and Director of PeopleNet International Corporation since February 2002. Prior to that, he served as Chairman and CEO of the Crownland Group of Companies, an international conglomerate that engaged in telecommunications, networking, electronics, real estate development and investment banking. With his understanding and vision of creating and delivering practical applications in technology, Mr. Van has successfully founded and directed companies such as PeopleWeb Communications, Inc., ECapital Group, Inc., Doles Networks Corporation, 3Net Communications Corp., and HereUare Communications, Inc. Mr. Van received his Doctorate of Business Administration from University of the Pacific.

Former Director - Anthony K. Chan. Mr. Chan has served as President, Chief Operating Officer and Director since February 2002, and has been serving as our Chairman and CEO since 1997. He also served as the CEO of Pacific Systems Control Technology, the former parent company of PeopleNet International, from 1997 to February 2003. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Group of Companies, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley. Mr. Chan resigned from our Board of Directors and from his positions as our corporate officer as of July 2003.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our Chief Executive Officer and President, and our Chairman of the Board, for services rendered in all capacities for the period through December 31, 2003. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2003 2002 2001	None $23,500 n.a.	None None n.a.	None None n.a.	None None n.a.	None 2,699,999 n.a.	None None n.a.	None None n.a.
Anthony Chan	President & Chief Operating Officer and Director	2003 2002 2001	None None $12,350	None None None	None None None	None 200,000 None	None 600,000 None	None None None	None None None

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2003

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
Anthony Chan	None	--	--	--

The following table shows the value at December 31, 2003 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of our outstanding shares of Common Stock;

  each director and officer; and

  all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
ECapital Group, Inc.	4,869,999	30.9%
PeopleWeb Communications	3,184,479	20.2%
Kevin Le	1,100,000	7.0%
Norman Boether	850,000	5.4%
Anthony Chan	249,146	1.6%
Benedict Van (director and officer) *	186,359	1.2%
All Directors and Officers as a group	186,359	1.2%

* Mr. Van is also the controlling person of ECapital Group, Inc. and PeopleWeb Communications.

_______________________

1    The address for the directors and executive officers, Mr. Le and Mr. Boether, is c/o PeopleNet International Corporation, 1600 Adams Drive, Menlo Park, California 94025.

       The address for ECapital Group is 1600 Adams Drive, Menlo Park, CA 94025.

       The address for PeopleWeb Communications is 1600 Adams Drive, Menlo Park, CA 94025.

Item 12. Certain Relationships and Related Transactions

We had an unsecured loan in the amount of $54,000 from our previous director and Chief Executive Officer, Anthony Chan. On February 8, 2002 the entire amount of this loan was converted into 27,000 shares of our common stock.  Mr. Chan resigned from the Company as of July 2003.

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

(a) Exhibits

See Index to Exhibits on pages 33 to 34 of this Form 10-KSB.

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

Dated: April 9, 2004

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	April 9, 2004

CERTIFICATIONS

(double check certification from 3qtr)

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of PeopleNet International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2004

/s/ Benedict Van
Benedict Van
Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
PeopleNet International Corporation

We have audited the accompanying balance sheet of PeopleNet International Corporation, a Delaware Corporation (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the two years period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PeopleNet International Corporation as of December 31, 2003 and the results of its operations and its cash flows for the two years period then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $18,912,157 and the Company's total liabilities exceeded the total assets by $723,188 as of December 31, 2003. These factors as discussed in Note 14 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 23, 2004

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                              December 31
                                              -----------
                                                  2003
                                              -----------
ASSETS
  Cash                                        $       771
                                              -----------
    Total assets                              $       771
                                              ===========

LIABILITIES
  Accounts payable and accrued expenses       $   380,656
  Payroll taxes payable                            11,979
  Advances from related parties                   271,254
  Notes payable - related party                    60,000
                                              -----------
    Total current liabilities                     723,889
                                              -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized              $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    15,749,999 shares issued and
    outstanding at December 31, 2003                1,575
  Additional paid-in capital                   19,080,371
  Deferred compensation charges                  (632,225)
  Related party receivable                       (260,682)
  Accumulated deficit                         (18,912,157)
                                              -----------
    Total stockholders' equity                   (723,118)
                                              -----------
                                              $       771
                                              ===========

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                              -------------------------
                                                  2003          2002
                                              -----------   -----------
REVENUE
  Licensing fee - Software                    $     2,870           -
  Management fees                                 137,300        14,060
  Hosting & other                                   8,341        27,804
                                              -----------   -----------
    Total revenue                                 148,511        41,864
                                              -----------   -----------

COSTS AND EXPENSES
  Amortization of intangibles                     480,266       454,750
  Bad debts                                           -         137,990
  Loss on investment                                  -          10,000
  Rent                                                -          47,100
  Impairment of intangible assets                 125,514           -
  Salaries and payroll taxes                        5,210       296,910
  Professional fees                                92,685       546,362
  General and administrative                      483,975     3,585,660
                                              -----------   -----------
    Total costs and expenses                    1,187,650     5,078,772

                                              -----------   -----------
LOSS FROM OPERATIONS                           (1,039,139)   (5,036,908)

OTHER INCOME (EXPENSE)
  Loss on sale of equipment                           -         (12,731)
  Interest expense                                 (5,476)      (16,208)
                                              -----------   -----------
                                                   (5,476)      (28,939)

LOSS BEFORE INCOME TAXES                       (1,044,615)   (5,065,847)

PROVISION FOR INCOME TAXES                            800           900
                                              -----------   -----------
NET LOSS                                      $(1,045,415)   (5,066,747)
                                              ===========   ===========

Basic & diluted weighted average number
  of common stock outstanding                  15,749,999    12,745,561
                                              ===========   ===========

Basic and diluted net loss per share          $     (0.07)  $     (0.40)
                                              ===========   ===========

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock
                                ------------------                   Deferred      Related                       Total
                                 Number                Paid-In     Compensation     Party       Accumulated    Stockholders'
                                of shares   Amount     Capital       Charges      Receivable      Deficit        Equity
                                ---------   ------   -----------   ------------   ----------   -------------   -------------

Balance,
December 31, 1999               2,010,000   $  201   $   678,680   $       -      $     -      $ (1,701,615)   $ (1,022,734)

Net loss                              -        -             -             -            -        (6,719,478)     (6,719,478)
                                ---------   ------   -----------   ------------   ----------   -------------   -------------
Balance,
December 31, 2000               2,010,000      201       678,680           -            -        (8,421,093)     (7,742,212)

Net loss                              -        -             -             -            -        (4,378,902)     (4,378,902)
                                ---------   ------   -----------   ------------   ---------    -------------   -------------
Balance,
December 31, 2001               2,010,000      201       678,680           -            -       (12,799,995)    (12,121,114)
                                ---------   ------   -----------   ------------   ---------    -------------   -------------
Conversion of related party
  balances to equity upon
  spin-off                            -        -      12,238,785           -            -               -        12,238,785

Issuance of common stock
  for cash                        120,000       12       119,988           -            -               -           120,000

Issuance of common stock options
  for compensation                    -        -       4,484,048    (1,053,060)         -               -         3,430,988

Issuance of common stock options
  for services                        -        -         484,942           -            -               -           484,942

Issuance of common stock
  for services                    200,000       20        15,770           -            -               -            15,790

Issuance of common stock for
  acquisition of intangibles   13,419,999    1,342     1,058,158           -            -               -         1,059,500

Related party receivable              -        -             -             -       (315,791)            -          (315,791)

Net loss for the year                 -        -             -             -            -        (5,066,747)     (5,066,747)
                               ----------   ------   -----------   ------------   ----------   -------------   -------------
Balance,
December 31, 2002              15,749,999   $1,575   $19,080,371   $(1,053,060)   $(315,791)   $(17,866,742)   $   (153,647)
                               ----------   ------   -----------   ------------   ----------   -------------   -------------
Amortization of deferred
  compensation charges                -        -             -         420,835          -               -           420,835

Payment on related party
  receivable                          -        -             -             -         55,109             -            55,109

Net loss for the year                 -        -             -             -            -        (1,045,415)     (1,045,415)
                               ----------   ------   -----------   ------------   ----------   -------------   -------------
Balance,
December 31, 2003              15,749,999   $1,575   $19,080,371   $   (632,225)  $(260,682)   $(18,912,157)   $   (723,118)
                               ==========   ======   ===========   ============   ==========   =============   =============

See accompanying notes.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                             Year Ended December 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                 $ (1,045,415)  $(5,066,747)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Bad debts                                                    -          137,990
      Depreciation and amortization                            495,580        512,913
      Impairment of intangible assets                          125,514            -
      Loss on sale of equipment                                    -           12,731
      Common stock issued in lieu of compensation                  -           15,790
      Common stock options issued in lieu of services              -          484,942
      Common stock options issued in lieu of compensation          -        3,092,405
      Amortization of deferred compensation charges            420,835        338,482
      (Increase) / decrease in current assets:
          Accounts receivable                                      -           (4,990)
      Increase / (decrease) in current liabilities:
          Accrued expenses                                     (78,000)       162,964
          Other                                                    -          (72,628)
                                                           ------------   ------------
      Net cash used in operating activities                    (81,486)      (386,148)
                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                                 -           (2,647)
  (Increase) decrease of notes receivable                       55,109            -
                                                           ------------   ------------
  Net cash provided by (used in) investing activities           55,109         (2,647)
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           -          120,000
  Proceeds on notes payable                                        -           10,000
  Proceeds of loans from related parties                        25,754        260,189
                                                           ------------   ------------
      Net cash provided by financing activities                 25,754        390,189
                                                           ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (623)         1,394

CASH & CASH EQUIVALENTS, beginning balance                       1,394            -
                                                           ------------   ------------
CASH & CASH EQUIVALENTS, end balance                       $       771          1,394
                                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Foreign and state income taxes                         $       800    $       900
                                                           ============   ============

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2003

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

Long-lived assets - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2003, there was no significant impairments of its long-lived assets.

Intangible Assets - Intangible assets consisted of two intellectual properties: "The Children's Browser" and an office communication program & associates modules. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company evaluated valuation of the Company's property and equipment at December 31, 2003 and determined all the non-current assets have been impaired and were of zero value.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. Revenue from licensing agreements is not significant for the year ended December 31, 2003 and 2002.

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

The Company provides management services to two companies related through a common officer. Through the year ended December 31, 2003, the Company has provided services amounting $122,300 to the two entities. Revenue is recognized when the services are rendered.

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

Advertising Costs - The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2003 and 2002 were insignificant.

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

Recent pronouncements - On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Reclassifications - Certain comparative amounts have been reclassified to conform to the current year's presentation.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31, 2003:

     Equipment                                         $  49,820
     Production equipment                                290,389
                                                       ---------
                                                         340,209

     Less accumulated depreciation and amortization      340,209
                                                       ---------
                                                       $     -
                                                       =========

Depreciation expense was $15,314 and $58,316 for the years ended December 31, 2003 and 2002, respectively.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of programs for television and videos as follows at December 31, 2003:

     Television program
        The Adventures With Kanga Roddy, net of
           reserve of $7,032,260 at December 31, 2002           $1,165,557
     Videos
        Montana Exercise Video, net of
           reserves of $148,253 at December 31, 2001                   -
        Strong Mind Fit Body, net of
           reserves of $18,042 at December 31, 2001                    -
                                                                ----------
                                                                 1,165,557

     Less accumulated amortization                               1,165,557
                                                                ----------
                                                                $      -
                                                                ==========

All three investments: The Adventures With Kanga Roddy, Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved, as management believes these investments would not generate future revenues for the Company. (See Note 10)

Note 5 - Intangible Assets

Intangible assets include two intellectual properties: "The Children's Browser" and an office communication program and associates modules. Acquired in March 2002, a total of 13,419,999 shares of common stock were issued for the acquisition. Intangible assets are amortized on a straight-line basis over the estimated economic life which is 36 and 18 months. Amortization expenses for the year ended December 31, 2003 was $480,266. Intangible assets and their related accumulated amortization as of December 31, 2003 are as follows:

     ChiBrow                                  $  300,000
     Office Communication                        759,500
     Domain name                                   1,030
                                              ----------
                                               1,060,530

     Less accumulated amortization               935,016
                                              ----------
                                                 125,514

     Impairment of intangible assets             125,514
                                              ----------
                                              $      -
                                              ==========

ChiBrow was acquired from ECapital Group, Inc., a related party who owns approximately 19% of our Company prior to the acquisitions. The office communication software was acquired from PeopleNet Corporation whose certain owners indirectly own our shares through their ownership of ECapital Group, Inc. The values of the acquisitions were determined by mutually agreed prices of the software products from the sellers and the value of our common stock at $0.08 per share.

The Company evaluated valuation of the Company's intangible assets at December 31, 2003 and determined all the intangible assets have been impaired and were of no value, based upon the fair market value of similar assets. The Company recorded an impairment expense equal to the book value of the intangible assets amounting to $125,514 in the accompanying financial statements

Note 6 - Investment

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

Note 8 - Notes Payable - related party

At December 31, 2003, the Company has an unsecured note payable of $60,000 from a related party, related through president of the Company. The note is due on demand and bears interest at 9% per annum. Interest for the year ended December 31, 2003 and 2002 amounted $9,000.

Note 9 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                        2003              2002
                                                      --------          --------

     Federal tax benefit at statutory rates       $   (355,000)      $(1,722,400)
     State tax benefit at statutory rates              (62,000)         (445,795)
     Increase in valuation allowance                   417,800         2,169,095
                                                  -------------      ------------
                                                  $        800       $       900
                                                  =============      ============

The Company used to file a consolidated income tax return with PSCT. The Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $18,900,000, the benefits of which is to expire in 2012 through 2020 for federal purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code.

Through December 31, 2003, the Company incurred net operating losses, after spin-off, for income tax purposes of $5,900,000. The net operating loss carryforward may be used to reduce taxable income through the year 2017. The provision for income tax consists of the state minimum taxes imposed on corporations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 are as follows:

     DEFERRED TAX ASSETS
     NOL carryforward                     $ 10,395,000
     Valuation allowance                   (10,380,000)
                                          -------------
                                                15,000
                                          -------------

     DEFERRED TAX LIABILITIES
     Depreciation                              (15,000)
                                          -------------
                                               (15,000)
                                          -------------
                                          $        -
                                          =============

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities before the spin off has been recorded at December 31, 2003.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of December 31, 2003.

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

As of December 31, 2001, while still a wholly owned subsidiary of Pacific Systems Control Technology, Inc., the Company accrued approximately $57,000 in payroll taxes payable. Such taxes are still outstanding as of December 31, 2003 and Pacific Systems Control Technology agrees to be responsible for such taxes and will make arrangement for payment with the tax authority.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2003. However, as of December 31, 2003 the outstanding balance under the settlement agreement was $72,000.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of December 31, 2003, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 11 - Related Party Transactions

In March 2002, the Company acquired ChiBrow from ECapital Group, Inc., which is a related party who owns approximately 19% of our Company prior to the acquisition. The Company also acquired an office communication software from PeopleNet Corporation whose certain owners indirectly own our shares through their ownership of ECapital Group, Inc. These intangible assets were evaluated as fully impaired by the Company's management on December 31, 2003 (note 5).

The Company provides management services to two companies related through a common officer. Through the year ended December 31, 2003, the Company has provided services amounting $137,300 to the two entities, out of which $61,000 was outstanding at September 30, 2003.

Note 12 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2003 and 2002, the Company recognized $353,095 and $3,915,930, respectively, in non-cash expenses for the stock options vested as of December 31, 2003. The remaining unvested options are deferred and will be amortized over the vesting period.

During the year ended December 31, 2002, the Company issued 200,000 shares of common stock against services amounting $15,790.

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

During the year ended December 31, 2002, the Company issued 120,000 shares of common stock for cash amounting $120,000.

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

Stock options granted to employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." During the year ended December 31, 2002, the Company granted 6,680,620 options and recorded compensation expense of $ 3,915,930.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee and non-employee director stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002: risk free interest rate of 5.00%; dividend yield of 0%; expected weighted average option life of 4.47 years; and volatility of 0%.

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

                                                                       2002
                                                                     --------

     Net loss, as reported                                         $(5,066,747)
       Adjustment to compensation expense
       under SFAS 123:
         Recorded by the Company under the
           provision of APB 25                          3,915,930
         Based on a fair value at the date of grant
           consistent with the provisions of SFAS 123   4,877,122      961,192
                                                        ---------  ------------
     Net loss, pro forma                                           $(6,027,939)
                                                                   ============

     Loss per share, pro forma                                     $      (.47)
                                                                   ============

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2003 and 2002:

                                                             Weighted
                                                              Average
                                                             Exercise
                                          Under Plan            Price
                                         -----------         --------
          Balance, December 31, 2001          -                  -
               Granted                    6,680,620            $0.10
                                         -----------         --------
          Balance, December 31, 2002      6,680,620             0.10
               Granted                          -                -
               Exercised or lapsed              -                -
                                         -----------          -------
          Balance, December 31, 2003      6,680,620            $0.10
                                         ===========          =======

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2003:

                  Options Outstanding                Options Exercisable
          ------------------------------------     -----------------------
                          Weighted
                          Average     Weighted                    Weighted
                         Remaining    Average                     Average
            Number      Contractual   Exercise       Number       Exercise
          Outstanding      Life        Price       Exercisable     Price
          -----------   -----------   --------     -----------   ---------
2002:
Options     6,680,620       3.47        $0.10        4,903,063     $0.10

The Company did not grant any options in the year 2003.

Note 13 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $900 for income taxes in the years ended December 31, 2003 and 2002. The Company paid $0 for interest during the year ended December 31, 2003 and 2002.

The Cash flow statements do not include effect of the non-cash investing and financing activities of issuance of 13,419,999 shares of common stock for acquisition of intangible assets amounting $1,059,500 in 2002.

Note 14 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $18,912,157 at December 31, 2003. The Company's total liabilities exceeded the total assets by $723,188 as of December 31, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in year 2004. The Company is attempting to raise additional capital through a private placement. However, there can be no assurance that this placement could be successfully executed due to the current adverse investment climate. During each of the quarters going forward, the Company intends to make smaller private sale of stock to accredited individuals and to obtain loans from ECapital Group, Inc. or other individuals for operation cash needs.

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