Form 10QSB
period 2004-03-31
PEOPLENET INTERNATIONAL CORP
filed 2004-05-20
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2004 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For March 31, 2004

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     March 31
                                                       2004
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $       107
                                                   ------------
    Total Assets                                   $       107
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   375,252
    Payroll taxes payable                               11,941
    Advances from related parties                      260,154
    Note payable - related party                        84,000
                                                   ------------
      Total current liabilities                        731,347
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      15,749,999 shares issued and
      outstanding at March 31, 2003                      1,575
    Additional paid-in capital                      19,080,371
    Deferred compensation charges                     (564,486)
    Related party receivable                          (260,682)
    Accumulated deficit                            (18,988,018)
                                                   ------------
      Total Stockholders' Deficit                     (731,240)
                                                   ------------
                                                   $       107
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                        Three-month Periods Ended
                                       ---------------------------
                                         March 31       March 31
                                           2004           2003
                                       ------------   ------------
                                        (unaudited)    (unaudited)
REVENUES

  Licensing fee - software             $       -      $       134
  Hosting & other                            3,049          8,000
                                       ------------   ------------
    Total revenues                           3,049          8,134
                                       ------------   ------------

COSTS AND EXPENSES
  Amortization of intangibles                  -          151,841
  Salaries and payroll taxes                   -            4,687
  Professional fees                          5,739         25,851
  General and administrative                71,211        132,308
                                       ------------   ------------
    Total costs and expenses                76,950        314,687
                                       ------------   ------------

LOSS FROM OPERATIONS                       (73,901)      (306,553)

OTHER INCOME (EXPENSES)
  Interest expense                          (1,160)        (1,408)
                                       ------------   ------------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES               (75,061)      (307,961)

PROVISION FOR INCOME TAXES                     800            800
                                       ------------   ------------
NET LOSS                               $   (75,861)   $  (308,761)
                                       ============   ============
Basic and diluted weighted average
  number of shares outstanding          15,749,999     15,749,999
                                       ============   ============
Basic and diluted loss per share            $(0.00)        $(0.02)
                                       ============   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Mar 31, 2004    Mar 31, 2003
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $   (75,861)    $  (308,761)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                       -           167,155
      Amortization of deferred compensation charges    67,739         100,965
  Increase (decrease) in current liabilities
    Accrued expenses                                   (5,404)         15,800
    Other                                                 (38)           (718)
                                                  ------------    ------------
      Net cash used for operating activities          (13,564)        (25,559)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loans from related parties               12,900          34,000
                                                  ------------    ------------
    Net cash provided by financing activities          12,900          34,000
                                                  ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                  (664)          8,441

CASH & CASH EQUIVALENTS, Beginning Balance                771           1,394
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance           $       107           9,835
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

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003.

Note 3 - Recent pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2004 presentation.

Note 5 - Loss per share

Earnings per share for the three month periods ended March 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Advances from related parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 7 - Notes payable - related parties

At March 31, 2004, the Company has an unsecured note payable of $24,000 from the president of the Company. The note is due on demand and bears interest at 9% per annum.

During the period ended March 31, 2004, the Company received loans from a shareholder totaling $60,000. The loans are unsecured, due on demand and carry an interest rate of 6% per annum.

Interest expense on notes payable - related parties, for the three month period ended March 31, 2004 and 2003, amounted to $1,160 and $1,408, respectively.

Note 8 - Commitments and contingencies

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. The Company did not earn any revenue from the films in 2002 and the period ended September 30, 2003. A 100% reserve on the remaining receivable was also established. The Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of March 31, 2004.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. Through of March 31, 2004, Pacific Systems' has not been able to negotiate with the plaintiff regarding a settlement.

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

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of March 31, 2004, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 9 - Common stock

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. During the three month period ended March 31, 2004, the Company amortized deferred compensation of $67,739.

Note 10 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $18,988,018 at March 31, 2004. The Company's total liabilities exceeded the total assets by $731,240 as of March 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2004. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

During the three-month period ended March 31, 2004, the Company had insignificant operational activities and focused on seeking appropriate partners for merger.

Revenues

During the three-month period ended March 31, 2004, the Company had insignificant revenues.

Costs and Expenses

During the three-month period ended March 31, 2004, there were no salaried employees and office rental expenses as the space was provided for by ECapital Group.  We had professional fees in the amount of $5,739 and general and administrative costs of $71,211.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2004, decreased to a negative ($731,240) and operational cash was provided by a related party loan in the amount of $24,000.

The Company continues to seek appropriate partners for a merger.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2004, the outstanding balance under the settlement agreement was $72,000.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 20, 2004 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Benedict Van
------------------------------
Benedict Van
Chief Executive Officer

CERTIFICATIONS

I, Benedict Ban, Chief Executive Officer and Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I, have reviewed this quarterly report an Form 10-QSB of PeolpleNet International Corporation;

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

Date: May 20, 2004

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer