Form 10QSB
period 2004-06-30
PEOPLENET INTERNATIONAL CORP
filed 2004-08-16
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Number of shares of common stock, par value $0.0001, outstanding as of August 16, 2004 is 15,749,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For June 30, 2004

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     June 30
                                                       2004
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $       165
                                                   ------------
    Total Assets                                   $       165
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   379,337
    Payroll taxes payable                                8,765
    Advances from related parties                      255,290
    Note payable - related party                        71,500
                                                   ------------
      Total current liabilities                        714,892
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      15,749,999 shares issued and
      outstanding at June 30, 2004                       1,575
    Additional paid-in capital                      19,080,371
    Deferred compensation charges                     (496,749)
    Related party receivable                          (260,682)
    Accumulated deficit                            (19,039,242)
                                                   ------------
      Total Stockholders' Deficit                     (714,727)
                                                   ------------
                                                   $       165
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                    Three-month Periods Ended   Six-month Periods Ended
                                    -------------------------  ------------------------
                                       June 30      June 30      June 30      June 30
                                         2004         2003         2004         2003
                                     -----------  -----------  -----------  -----------
                                     (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUES

  Licensing fee - software           $      -     $    1,683   $      -     $    1,817
  Hosting & other                         1,618       31,608        4,667       39,608
                                     -----------  -----------  -----------  -----------
    Total revenues                        1,618       33,291        4,667       41,425
                                     -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Amortization of intangibles               -        151,669          -        303,510
  Salaries and payroll taxes                -            523          -          5,210
  Professional fees                       3,394       22,285        9,133       48,136
  General and administrative             68,909      176,971      140,120      309,279
                                     -----------  -----------  -----------  -----------
    Total costs and expenses             72,303      351,448      149,253      666,135
                                     -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS                    (70,685)    (318,157)    (144,586)    (624,710)

OTHER INCOME (EXPENSES)
  Gain on sale of marketing and
    distributor rights of software       20,000          -         20,000          -
  Interest expense                         (539)      (1,346)      (1,699)      (2,754)
                                     -----------  -----------  -----------  -----------
    Total other income (expense)         19,461       (1,346)      18,301       (2,754)

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES            (51,224)    (319,503)    (126,285)    (627,464)

PROVISION FOR INCOME TAXES                  -            -            800          800
                                     -----------  -----------  -----------  -----------
NET LOSS                             $  (51,224)  $ (319,503)  $ (127,085)  $ (628,264)
                                     ===========  ===========  ===========  ===========
Basic and diluted weighted average
  number of shares outstanding       15,749,999   15,749,999   15,749,999   15,749,999
                                     ===========  ===========  ===========  ===========
Basic and diluted loss per share         $(0.00)      $(0.02)      $(0.01)      $(0.04)
                                     ===========  ===========  ===========  ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                   Six Months      Six Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Jun 30, 2004    Jun 30, 2003
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $  (127,085)    $  (628,264)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                       -           318,824
      Amortization of deferred compensation charges   135,476         285,357
  Increase (decrease) in current liabilities
    Accrued expenses                                   (4,533)        (59,316)
                                                  ------------    ------------
      Net cash used for operating activities            3,858         (83,399)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (payments of) loans from
    related parties                                    (4,464)         83,397
                                                  ------------    ------------
    Net cash provided by financing activities          (4,464)         83,397
                                                  ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                  (606)             (2)

CASH & CASH EQUIVALENTS, Beginning Balance                771           1,394
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance           $       165     $     1,392
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

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2004 presentation.

Note 5 - Loss per share

Earnings per share for the six month periods ended June 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Advances from related parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 7 - Notes payable - related parties

At June 30, 2004, the Company has an unsecured note payable of $11,500 from the president of the Company. The note is due on demand and bears interest at 9% per annum.

During the period ended March 31, 2004, the Company received loans from a shareholder totaling $60,000. The loans are unsecured, due on demand and carry an interest rate of 6% per annum.

Interest expense on notes payable - related parties, for the six month period ended June 30, 2004 and 2003, amounted to $1,699 and $2,754, respectively.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of June 30, 2004.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of June 30, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of June 30, 2004, the outstanding balance under the settlement agreement was $72,000.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of June 30, 2004, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 9 - Common stock

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. During the six month period ended June 30, 2004, the Company amortized deferred compensation of $135,476.

Note 10 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $19,039,242 at June 30, 2004. The Company's total liabilities exceeded the total assets by $714,727 as of June 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three-month period ended June 30, 2004, the Company had insignificant operational activities and focused on seeking appropriate partners for merger.

Revenues

During the three-month period ended June 30, 2004, the Company had insignificant revenues.

Costs and Expenses

During the three-month period ended June 30, 2004, there were no salaried employees and office rental expenses as the space was provided for by ECapital Group.  We had professional fees in the amount of $3,394 and general and administrative costs of $68,909.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2004, was a negative ($714,727) and operational cash was partially provided for from the sale of marketing and distribution rights of a company owned software known as "ChiBrow".

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of June 30, 2004, the outstanding balance under the settlement agreement was $72,000.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

There is no report filed on Form 8-K for the three-month period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 16, 2004 by the undersigned, thereunto duly authorized.

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

Date: August 16, 2004

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer