Form 10QSB/A
period 2004-06-30
PEOPLENET INTERNATIONAL CORP
filed 2004-08-17
CIK 1145906

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

FORM 10-QSB/A

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

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                   Six Months      Six Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Jun 30, 2004    Jun 30, 2003
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $  (127,085)    $  (628,264)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Gain on sale of marketing and distributor
        rights of software                            (20,000)            -
      Depreciation and amortization                       -           318,824
      Amortization of deferred compensation charges   135,476         285,357
  Increase (decrease) in current liabilities
    Accrued expenses                                   (4,533)        (59,316)
                                                  ------------    ------------
      Net cash used for operating activities          (16,142)        (83,399)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipt from sale of marketing and distributor
    rights of software                                 20,000             -
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (payments of) loans from
    related parties                                    (4,464)         83,397
                                                  ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                  (606)             (2)

CASH & CASH EQUIVALENTS, Beginning Balance                771           1,394
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance           $       165     $     1,392
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

During the three month period ended June 30, 2004, the Company sold marketing and distribution rights for ChiBrow, a safe web browser software for children, for $20,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf on August 17, 2004 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Benedict Van
------------------------------
Benedict Van
Chief Executive Officer

CERTIFICATIONS

I, Benedict Ban, Chief Executive Officer and Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I, have reviewed this quarterly report an Form 10-QSB/A of PeolpleNet International Corporation;

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

Date: August 17, 2004

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer