Form 10QSB
period 2004-09-30
PEOPLENET INTERNATIONAL CORP
filed 2004-11-16
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Number of shares of common stock, par value $0.0001, outstanding as of November 16, 2004 is 15,904,999.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For September 30, 2004

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     Sept 30
                                                       2004
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $   111,599
                                                   ------------
    Total Assets                                   $   111,599
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   351,703
    Advances from related parties                      181,290
    Notes payable - related party                       49,500
                                                   ------------
      Total current liabilities                        582,493
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      15,904,999 shares issued and
      outstanding at September 30, 2004                  1,590
    Additional paid-in capital                      19,330,356
    Deferred compensation charges                     (429,010)
    Related party receivable                          (260,682)
    Accumulated deficit                            (19,113,148)
                                                   ------------
      Total Stockholders' Deficit                     (470,894)
                                                   ------------
                                                   $   111,599
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                    Three-month Periods Ended  Nine-month Periods Ended
                                    -------------------------  ------------------------
                                       Sept 30      Sept 30      Sept 30      Sept 30
                                         2004         2003         2004         2003
                                     -----------  -----------  -----------  -----------
                                     (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUES

  Licensing fee - software           $      -     $      839   $      -     $    2,656
  Management fees                           -         85,000          -        122,300
  Hosting & other                         3,182        2,119        7,849        4,427
                                     -----------  -----------  -----------  -----------
    Total revenues                        3,182       87,958        7,849      129,383
                                     -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Amortization of intangibles               -        151,670          -        455,180
  Salaries and payroll taxes                -            -            -          5,210
  Professional fees                       2,500        9,231       11,633       57,367
  General and administrative             71,412       99,041      211,532      408,320
                                     -----------  -----------  -----------  -----------
    Total costs and expenses             73,912      259,942      223,165      926,077
                                     -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS                    (70,730)    (171,984)    (215,316)    (796,694)

OTHER INCOME (EXPENSES)
  Gain on sale of marketing and
    distributor rights of software          -            -         20,000          -
  Interest expense                       (3,176)      (1,555)      (4,875)      (4,309)
                                     -----------  -----------  -----------  -----------
    Total other income (expense)         (3,176)      (1,555)      15,125       (4,309)

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES            (73,906)    (173,539)    (200,191)    (801,003)

PROVISION FOR INCOME TAXES                  -            -            800          800
                                     -----------  -----------  -----------  -----------
NET LOSS                             $  (73,906)  $ (173,539)  $ (200,991)  $ (801,803)
                                     ===========  ===========  ===========  ===========
Basic and diluted weighted average
  number of shares outstanding       15,846,575   15,749,999   15,785,711   15,749,999
                                     ===========  ===========  ===========  ===========
Basic and diluted loss per share         $(0.00)      $(0.01)      $(0.01)      $(0.05)
                                     ===========  ===========  ===========  ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  -------------    -------------
                                                  Sept 30, 2004    Sept 30, 2003
                                                  -------------    -------------
                                                    (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $   (200,991)    $   (801,803)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                        -            470,494
      Gain on sale of marketing and distributor
        rights of software                             (20,000)             -
      Amortization of deferred compensation charges    203,215          353,095
      (Increase) / decrease incurrent assets
        Accounts receivable                                -            (61,000)
      Increase / (decrease) in current liabilities
        Accounts payable & Accrued expenses           (109,135)         (36,987)
        Payroll taxes payable                          (11,979)             -
                                                  -------------    -------------
      Net cash used for operating activities          (138,890)         (76,201)
                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipt from sale of marketing and distributor
    rights of software                                  20,000              -
  Decrease of notes receivable                             -             55,109
                                                  -------------    -------------
  Net cash provided by investing activities             20,000           55,109
                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock               250,000              -
  Payment on advance from related parties             (260,964)             -
  Proceeds of loans from related parties               240,682           19,895
                                                  -------------    -------------
  Net cash provided by financing activities            229,718           19,895
                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     110,828           (1,197)

CASH & CASH EQUIVALENTS, Beginning Balance                 771            1,394
                                                  -------------    -------------
CASH & CASH EQUIVALENTS, Ending Balance           $    111,599     $        197
                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest                                      $        -       $      1,004
                                                  =============    =============
    Foreign and state income taxes                $        -       $        -
                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock & stock options issued for
    services & compensation                       $        -       $  3,751,537
                                                  =============    =============
  Common stock issued for purchase of
     intellectual properties                      $        -       $  1,059,500
                                                  =============    =============
  Conversion of inter-company balances upon
     spin-off                                     $        -       $ 12,199,785
                                                  =============    =============
  Common stock issued in settlement of debt       $     60,000     $        -
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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2004 presentation.

Note 5 - Loss per share

Earnings per share for the six month periods ended September 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Advances from related parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 7 - Notes payable - related parties

At September 30, 2004, the Company has an unsecured note payable of $9,500 from the president of the Company. The note is due on demand and bears interest at 9% per annum.

As of September 30, 2004, the Company has loans payable to a shareholder totaling $40,000. The loans are unsecured, due on demand and carry an interest rate of 6% per annum.

Interest expense on notes payable - related parties, for the nine month period ended September 30, 2004 and 2003, amounted to $2,835 and $4,050, respectively.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of September 30, 2004.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of June 30, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of September 30, 2004, the outstanding balance under the settlement agreement was $72,000.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of September 30, 2004, audited financial statements of MarketRoot have not yet been submitted to the Company.

Note 9 - Common stock

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. During the year ended December 31, 2002, the Company recognized $3,915,930 in non-cash expenses for the stock options vested as of December 31, 2002. The remaining unvested options are deferred and will be amortized over the vesting period. During the nine month period ended September 30, 2004, the Company amortized deferred compensation of $203,215.

During the three month period ended September 30, 2004, the Company issued 125,000 shares of common stock for cash amounting to $250,000.

During the three month period ended September 30, 2004, the Company issued 30,000 shares of common stock valued at $60,000 for settlement of debt of $60,000.

Note 10 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $19,110,648 at September 30, 2004. The Company's total liabilities exceeded the total assets by $198,491 as of September 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three-month period ended September 30, 2004, the Company had insignificant operational activities and focused on seeking appropriate partners for merger.

Revenues

During the three-month period ended September 30, 2004, the Company had insignificant revenues.

Costs and Expenses

During the three-month period ended September 30, 2004, there were no salaried employees and office rental expenses as the space was provided for by ECapital Group.  We had professional fees in the amount of $2,500 and general and administrative costs of $71,412.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2004, was a negative ($470,894) and operational cash was provided by proceeds from the issuance of common stock in the amount of $250,000.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of September 30, 2004, the outstanding balance under the settlement agreement was $72,000.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

There is no report filed on Form 8-K for the three-month period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 16, 2004 by the undersigned, thereunto duly authorized.

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

Date: November 16, 2004

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer