Form 10KSB
period 2004-12-31
PEOPLENET INTERNATIONAL CORP
filed 2005-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

5201 Great America Parkway, Suite 239
Santa Clara, California 95054
(Address of Principal Executive Offices including Zip Code)

(408) 988-1888
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

      Revenues for its most recent fiscal year: $

      Aggregate market value of common stock held by non-affiliates at March 31, 2005:  0

      Number of shares of common stock outstanding at March 31, 2005: 16,066,499

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL  INCORPORATION

2004 ANNUAL REPORT ON FORM 10-KSB

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

Employees

As of March 31, 2005, we have two full-time employees.

Item 2. Description of Property

On January 18, 2005, the Company subleases office from Teknion LLC commencing February 1, 2005 and ending June 13, 2006.  The total rent for the entire lease period amounts to $115,000 which was paid in full in January 18, 2005.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2004. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Revenues

During the year ended December 31, 2004, we recognized $10,278 from software licensing, hosting and management activities.

Costs and Expenses

For the year ended December 31, 2004, we did not have any payroll expenses.  We incurred professional fees of $89,383 and general and administrative expenses of $369,690. We had no rent expenses for the year 2004 as our office space was provided without charge by ECapital Group, Inc.

As a result of foregoing factors, our net loss was ($435,091) for the year ended December 31, 2004, as compared to ($1,045,415) for the year ended December 31, 2003. Net loss per share decreased to ($0.03) in 2004 from ($0.07) in 2003, while weighted average number of shares outstanding increase from 15,749,999 shares to 15,831,213 by the end of the year 2004.

Liquidity and Capital Resources

Cash flows for the twelve months ended December 31, 2004 was an inflow of $320,855 which was primarily from financing activities in issuance of equity in the net amount of $458,300.  Cash flow from operating activities was a negative ($144,418).

We historically financed our operating and capital outlays from funds received from our parent company and from loans from shareholders. However, there is no assurance that we will be successful in raising capital from private placement or continually from shareholders. ECapital Group, Inc. has expressed the possibility of extending loans to us for our operational needs if any private placement is not successful. However, there are no assurances that such debt financing from ECapital Group is available to us for our operational needs. Management has a reasonable belief that we can fund our operations by the above mentioned means through the end of year 2005.

The Company is currently seeking merger opportunities with other software companies.  However, given our current financial status and also that our securities are not currently traded on any exchange, there is no assurance that we will be able to do so.

Item 7. Financial Statements

The financial statements of the Company and independent auditors' reports are filed herewith on pages 17 through 30 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2004 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Benedict Van	44	Chief Executive Officer, Chairman and Director	2002
James McCargo	53	Director and Secretary	2004

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

James McCargo. Mr. McCargo joined our Company as a member of our Board of Directors and Secretary of the Corporation since November 2004. Mr. McCargo served as President and CEO of Omega Designs, and was the principal founder of InterArt Designs. Before founding InterArt., Mr. McCargo had been involved in the computer industry for the past 20 years, including positions with Fairchild Semiconductors, Hunt Chemical, and 3M Corporation. Mr. McCargo served as a Trustee for the University of the Pacific, and was the Vice Chairman of the Board of Regents for the University of the Pacific. Mr. McCargo holds a Bachelor's of Arts degree in pre-law from University of the Pacific.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our Chief Executive Officer and President, and our Chairman of the Board, for services rendered in all capacities for the period through December 31, 2004. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2004 2003 2002	None None $23,500	None None None	None None None	None None None	None None 2,699,999	None None None	None None None
James McCargo	Director and Secretary	2004	None	None	None	None	350,000	None	None

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2004

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
James McCargo	350,000	100	$0.12	2007

The following table shows the value at December 31, 2004 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0
James McCargo, Director and Secretary	None	None	350,000 / 0	0 / 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of our outstanding shares of Common Stock;

  each director and officer; and

  all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
ECapital Group, Inc.	4,869,999	30.3%
PeopleWeb Communications	3,184,479	19.8%
Kevin Le	1,100,000	6.8%
Norman Boether	850,000	5.3%
Benedict Van (director and officer) *	186,359	1.2%
James McCargo (director and officer) *	--	--
All Directors and Officers as a group	186,359	1.2%

* Mr. Van is also the controlling person of ECapital Group, Inc. and PeopleWeb Communications.

_______________________

1. The address for the directors and executive officers, and for Mr. Le and Mr. Boether, is c/o PeopleNet International Corporation, 5201 Great America Parkway, Suite 239, Santa Clara, California 95054.

The address for ECapital Group is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

The address for PeopleWeb Communications is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits on page 31 of this Form 10-KSB.

(b) Reports on Form 8-K

None.

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

Dated: April 15, 2005

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2005

CERTIFICATIONS

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

Date: April 15, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PeopleNet International Corporation

We have audited the accompanying balance sheet of Peoplenet International Corporation, a Delaware Corporation and (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoplenet International Corporation as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $19,607,930 including net losses of $435,091 and $1,045,415 for the years ended December 31, 2004 and 2003, respectively. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

March 30, 2005

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                              December 31
                                              -----------
                                                  2004
                                              -----------
CURRENT ASSETS
  Cash & cash equivalents                     $   321,626

PROPERTY & EQUIPMENT - net                         13,027

                                              -----------
    Total assets                              $   334,653
                                              ===========

LIABILITIES
  Accounts payable and accrued expenses       $   379,218
  Advances from related parties                    53,191
  Notes payable - related party                     4,500
                                              -----------
    Total current liabilities                     436,909
                                              -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized              $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    16,066,499 shares issued and
    outstanding at December 31, 2004                1,607
  Additional paid-in capital                   19,713,339
  Shares to be issued                             152,000
  Deferred compensation charges                  (361,272)
  Accumulated deficit                         (19,607,930)
                                              -----------
    Total stockholders' equity                   (102,256)
                                              -----------
                                              $   334,653
                                              ===========

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                              -------------------------
                                                  2004          2003
                                              -----------   -----------
REVENUE
  Licensing fee - Software                    $       -           2,870
  Management fees                                     -         137,300
  Hosting & other                                  10,278         8,341
                                              -----------   -----------
    Total revenue                                  10,278       148,511
                                              -----------   -----------

COSTS AND EXPENSES
  Amortization of intangibles                         -         480,266
  Impairment of intangible assets                     -         125,514
  Salaries and payroll taxes                          -           5,210
  Professional fees                                89,383        92,685
  General and administrative                      369,690       483,975
                                              -----------   -----------
    Total costs and expenses                      459,073     1,187,650

                                              -----------   -----------
LOSS FROM OPERATIONS                             (448,795)   (1,039,139)

OTHER INCOME (EXPENSE)
  Gain on sale of marketing & distributor
    rights of software                             20,000           -
  Interest expense                                 (5,496)       (5,476)
                                              -----------   -----------
                                                   14,504        (5,476)

LOSS BEFORE INCOME TAXES                         (434,291)   (1,044,615)

PROVISION FOR INCOME TAXES                            800           800
                                              -----------   -----------
NET LOSS                                      $  (435,091)   (1,045,415)
                                              ===========   ===========

Basic & diluted weighted average number
  of common stock outstanding                  15,831,213    15,749,999
                                              ===========   ===========

Basic and diluted net loss per share          $     (0.03)  $     (0.07)
                                              ===========   ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  Common Stock
                                -----------------   Additional               Deferred     Related                      Total
                                 Number             Paid-In     Shares to  Compensation    Party      Accumulated   Stockholders'
                                of shares  Amount    Capital    be issued    Charges     Receivable     Deficit     Equity (Deficit)
                               ----------  ------  -----------  ---------  ------------  ----------  -------------  ----------------
Balance as of
January 1, 2003                15,749,999  $1,575  $19,080,371  $     -    $(1,053,060)  $(315,791)  $(17,866,742)  $   (153,647)
                               ----------  ------  -----------  ---------  ------------  ----------  -------------  -------------
Amortization of deferred
  compensation charges                -       -            -          -        420,835         -              -          420,835

Payment on related party
  receivable                          -       -            -          -            -        55,109            -           55,109

Net loss for the year                 -       -            -          -            -           -       (1,045,415)    (1,045,415)
                               ----------  ------  -----------  ---------  ------------  ----------  -------------  -------------
Balance,
January 1, 2004                15,749,999  $1,575  $19,080,371  $     -    $  (632,225) $ (260,682)  $(18,912,157)  $   (723,118)
                               ==========  ======  ===========  =========  ============ ===========  =============  =============

Deemed divident - Write off
of related party receivable           -       -            -          -            -       260,682       (260,682)           -

Shares issued for cash            225,000      23      449,978        -            -           -              -          450,000

Shares issued to settle for debts  91,500       9      182,991        -            -           -              -          183,000

Shares to be issued                76,000     -            -      152,000          -           -              -          152,000

Amortization of deferred
compensation charges                  -       -            -          -        270,953         -              -          270,953

Net loss for the year                 -       -            -          -            -           -         (435,091)      (435,091)
                               ----------  ------  -----------  ---------  ------------  ----------  -------------  -------------
Balance,
December 31, 2004              16,142,499  $1,607  $19,713,339  $ 152,000  $  (361,272) $      -     $(19,607,930)  $   (102,256)
                               ==========  ======  ===========  =========  ============ ===========  =============  =============

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                         ---------------------------
                                                             2004           2003
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $  (435,091)   $ (1,045,415)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                              -           495,580
      Impairment of intangible assets                            -           125,514
      Gain on sale of marketing & distribution right
        of software                                          (20,000)            -
      Amortization of deferred compensation charges          270,953         420,835
      Increase / (decrease) in current liabilities:
          Accounts payable & accrued expenses                 39,719         (78,000)
                                                         ------------   ------------
      Net cash used in operating activities                 (144,418)        (81,486)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipt from sale of marketing & distribution right
    of software                                               20,000             -
  Acquisition of equipments                                  (13,027)            -
  Decrease of notes receivable                                   -            55,109
                                                         ------------   ------------
  Net cash provided by (used in) investing activities          6,973          55,109
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     450,000             -
  Proceeds from shares to be issued                          152,000             -
  Payment of notes from related parties                      (55,500)            -
  Payment on loans from related parties                     (174,200)            -
  Proceeds of loans from related parties                      86,000          25,754
                                                         ------------   ------------
      Net cash provided by financing activities              458,300          25,754
                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           320,855            (623)

CASH & CASH EQUIVALENTS, beginning balance                       771           1,394
                                                         ------------   ------------
CASH & CASH EQUIVALENTS, end balance                     $   321,626             771
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for
    Interest                                             $       -      $       -
                                                         ============   ============
    Foreign and state income taxes                       $       -      $       800
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

  Common stock & stock options issued for services
    & compensation                                       $       -      $ 3,751,537
                                                         ============   ============
  Common stock issued for purchase of intellectual
    properties                                           $       -      $ 1,059,500
                                                         ============   ============
  Conversion of inter-company balance upon spin-off      $       -      $12,199,785
                                                         ============   ============
  Common stock issued in settlement of debt              $   183,000    $       -
                                                         ============   ============

See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2004

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

During the year ended December 31, 2004, the Company sold marketing and distribution rights for Chibrow, a safe web browser software for children, for $20,000.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. Revenue from licensing agreements is not significant for the year ended December 31, 2004 and 2003.

Revenue from hosting services is recognized in the period in which the service is provided when the amount of revenue is determinable and collectability is reasonably assured. Subsequent to the year ended December 31, 2002, the Company discontinued the hosting operations.

The Company provided management services to two companies related through a common officer in 2003. Through the year ended December 31, 2004 and 2003, the Company has provided services amounting $0 and $137,300 respectively to the two entities. Revenue is recognized when the services are rendered.

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

Recent pronouncements - In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The adoption of FASB Statement No. 123R may have a significant impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS Statement No. 153 does not have a significant impact on the Company's financial position or results of operations.

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

Reclassifications - Certain comparative amounts have been reclassified to conform to the period ended December 31, 2004 presentation.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31, 2004:

            Equipment                        $  62,847
            Production equipment               290,389
                                             ---------
                                               353,236
            Less accumulated depreciation
              and amortization                 340,209
                                             ---------
                                             $  13,027
                                             =========

Depreciation expense was $ 0 and $ 15,314 for the years ended December 31, 2004 and 2003, respectively.

Note 5 - Intangible Assets

Intangible assets include two intellectual properties: "The Children's Browser" and an office communication program and associates modules. Acquired in March 2002, a total of 13,419,999 shares of common stock were issued for the acquisition. Intangible assets are amortized on a straight-line basis over the estimated economic life which is 36 and 18 months. Amortization expenses for the year ended December 31, 2004 and 2003 was $0 and $480,266. Intangible assets and their related accumulated amortization as of December 31, 2004 are as follows:

            ChiBrow                                   $   300,000
            Office Communication                          759,500
            Domain name                                     1,030
                                                      -----------
                                                        1,060,530
            Less accumulated amortization                 935,016
                                                      -----------
                                                          125,514

            Impairment of intangible assets in 2003       125,514
                                                      -----------
                                                      $     -
                                                      ===========

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

The Company evaluated valuation of the Company's intangible assets at December 31, 2003 and determined all the intangible assets have been impaired and were of no value, based upon the fair market value of similar assets. The Company recorded an impairment expense equal to the book value of the intangible assets amounting $125,514 in the accompanying financial statements

Note 7 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 8 - Notes Payable - related party

At December 31, 2003, the Company had an unsecured note payable of $60,000 from a related party, related through president of the Company. The note is due on demand and bears interest at 9% per annum. During the year ended December 31, 2004, $55,500 of the principal amount was paid off. Interest for the year ended December 31, 2004 and 2003 amounted $1,699 and $9,000 respectively.

Note 9 - Income Taxes

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. The Company used to file a consolidated income tax return with PSCT. The Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $16,517,000 the benefits of which is to expire in 2013 through 2021 for federal purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code. Differences between financial statement and tax losses was immaterial at December 31, 2004. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                   2004            2003
                                              -------------   -------------
    Federal tax benefit at statutory rates    $   (148,000)   $  (355,000)
    State tax benefit at statutory rates          (26,000)      (62,000)
    Increase in valuation allowance                174,800         417,800
                                              -------------   -------------
                                              $        800    $        800
                                              =============   =============

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 are as follows:

             DEFERRED TAX ASSETS
               NOL carryforward          $6,600,000
               Valuation allowance       (6,600,000)
                                         -----------
                                         $      -
                                         ===========

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2004.

Note 10 - Commitments and Contingencies

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of December 31, 2004.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in 8 installments.

On April 9, 2002, the Company entered into a stock exchange agreement with MarketRoot Corporation where the Company intends to acquire all of the outstanding shares of MarketRoot for 1,740,000 shares of the Company's common stock.  MarketRoot has developed and owned an e-commerce software product.  The agreement is subject to the submission of audited financial statements of MarketRoot for the years ended December 31, 2001 and 2000 and the acceptance of such financial statements by the Company. As of December 31, 2004, audited financial statements of MarketRoot have not yet been submitted to the Company. The Company's Board of Directors have decided to cancel the stock exchange agreement due to MarketRoot's default and nullify a total of 1,620,621 shares of the Company's stock options granted in the year 2002 to owners of MarketRoot Corporation.

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

The Company provides management services to two companies related through a common officer. Through the year ended December 31, 2003, the Company has provided services amounting $137,300 to the two entities.

Note 12 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million.. The remaining unvested options are deferred and will be amortized over the vesting period. During the year ended December 31, 2004, the Company amortized deferred compensation of $270,953.

During the year ended December 31, 2004, the Company issued 91,500 shares of common stock valued at $183,000 for settlement of debt.

During the year ended December 31, 2004, the Company issued 225,000 shares of common stock for cash amounting to $450,000.

On December 2004, the Company received cash of $152,000 for shares to be issued.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2004 and 2003:

                                                     Weighted
                                                      Average
                                                     Exercise
                                       Under Plan     Price
                                       ----------    --------
        Balance, December 31, 2002      6,680,620      $0.10
          Granted                             -          -
          Exercised or lapsed                 -          -
                                       ----------    --------
        Balance, December 31, 2003      6,680,620      $0.10
          Granted                             -          -
          Exercised or lapsed                 -          -
                                       ----------    --------
        Balance, December 31, 2004      6,680,620      $0.10
                                       ==========    ========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2003:

                        Options Outstanding             Options Exercisable
                        -------------------            ---------------------
                              Weighted
                              Average        Weighted               Weighted
                              Remaining      Average                Average
              Number         Contractual     Exercise  Number       Exercise
           Outstanding          Life          Price    Exercisable   Price
           -----------  -------------------  --------  -----------  --------
  2004
  Options   6,680,620           3.47           $0.10    4,903,063     $0.10

The Company did not grant any options in the year 2004 and 2003.

Note 13 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 and $900 for income taxes in the years ended December 31, 2004 and 2003. The Company paid $0 for interest during the year ended December 31, 2004 and 2003.

The Cash flow statements do not include effect of the non-cash investing and financing activities of issuance of 91,500 shares of common stock for acquisition of intangible assets amounting $183,000 in 2004.

Note 14 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $19,607,930 at December 31, 2004.The Company incurred a net loss of $435,091 and $1,045,415 for the years ended December 31, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is marketing its software and communication products and is expected to generate revenues next quarter. The Company is also looking at several software companies to acquire. However, there can be no assurance that these plans could be successfully executed due to current adverse investment climate. The management believes that the Company needs to bring in at least $2M with in the next quarter to market the Company's new products.

Note 15 - Deemed dividend

On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as tax-free distribution. As a part of the transaction, PSCT agreed to pay to the Company certain amount, since liabilities incurred by Pacific for the same amount, were recorded by the Company. The receivable from PSCT amounted to $260,682 at December 31, 2004. On December 31, 2004, the Company evaluated the receivable and decided to write it off as such amount was no longer collectible. The Company recorded the write off as deemed dividend in the statements of stockholders' equity in the accompanying financial statement.

Note 16 - Subsequent Events

On January 18, 2005, the Company subleases with Teknion LLC commencing February 1, 2005 ending June 13, 2006. The total rent for the entire lease period amounts to $115,000 which was paid in full in January 18, 2005.

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
10.4(1)   Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)   Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)   Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)   Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
23.1        Consent of Independent Auditors
99.906    Certification pursuant to the Sarbanes-Oxley Act of 2002

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002