Form 10KSB/A
period 2004-12-31
PEOPLENET INTERNATIONAL CORP
filed 2005-04-25
CIK 1145906

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A, or any amendment to this Form 10-KSB/A.    [X]

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

2004 ANNUAL REPORT ON FORM 10-KSB/A

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

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2004

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
James McCargo	350,000	100	$2.00	2007

The following table shows the value at December 31, 2004 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0
James McCargo, Director and Secretary	None	None	350,000 / 0	0 / 0

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

(a) Exhibits

See Index to Exhibits on page 31 of this Form 10-KSB/A.

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

Dated: April 25, 2005

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	April 25, 2005

CERTIFICATIONS

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of PeopleNet International Corporation;

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

Date: April 25, 2005

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