Form 10QSB
period 2005-03-31
PEOPLENET INTERNATIONAL CORP
filed 2005-05-20
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2005 is 16,337,499.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For March 31, 2005

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     March 31
                                                       2005
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $   192,102
    Advances from related party                          4,668
    Prepaid rent                                       100,624
    Other current asset                                  2,000
                                                   ------------
    Total Assets                                   $   299,394

  Property & Equipment - net                            43,751

  Deposit - rent                                        23,061
                                                   ------------
                                                   $   366,206
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses            $   354,353

  Stockholders' Equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      16,337,499 shares issued and
      outstanding at March 31, 2005                      1,634
    Additional paid-in capital                      20,255,312
    Subscription receivable                            (64,000)
    Deferred compensation charges                     (293,533)
    Accumulated deficit                            (19,887,560)
                                                   ------------
      Total Stockholders' Equity                        11,853
                                                   ------------
                                                   $   366,206
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

                                        Three-month Periods Ended
                                       ---------------------------
                                         March 31       March 31
                                           2005           2004
                                       ------------   ------------
                                        (unaudited)    (unaudited)
REVENUES

  Hosting & other                      $     3,891    $     3,049
                                       ------------   ------------
    Total revenues                           3,891          3,049
                                       ------------   ------------

COSTS AND EXPENSES
  Depreciation & amortization                1,234            -
  Rent                                      34,376            -
  Salaries and payroll taxes                16,929            -
  Professional fees                        150,625          5,739
  General and administrative                80,122         71,211
                                       ------------   ------------
    Total costs and expenses               283,286         76,950
                                       ------------   ------------

LOSS FROM OPERATIONS                      (279,395)       (73,901)

OTHER INCOME (EXPENSES)
  Interest expense                             -           (1,160)
  Interest income                              564            -
                                       ------------   ------------
  Total other income (expenses)                564         (1,160)

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES              (278,831)       (75,061)

PROVISION FOR INCOME TAXES                     800            800
                                       ------------   ------------
NET LOSS                               $  (279,631)   $   (75,861)
                                       ============   ============
Basic and diluted weighted average
  number of shares outstanding          16,148,210     15,749,999
                                       ============   ============
Basic and diluted loss per share            $(0.02)        $(0.00)
                                       ============   ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                  ------------    ------------
                                                  Mar 31, 2005    Mar 31, 2004
                                                  ------------    ------------
                                                   (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $  (279,631)    $   (75,861)
  Adjustments to reconcile net loss:
    to net cash used for operating activities
      Depreciation and amortization                     1,234             -
      Amortization of deferred compensation charges    67,739          67,739
      (Increase) decrease in assets:
         Other current assets                        (102,624)            -
         Other assets                                 (23,061)            -
      Increase (decrease) in current liabilities:
         Accrued expenses                             (25,273)         (5,404)
         Other                                            -               (38)
                                                  ------------    ------------
      Net cash used for operating activities         (361,616)        (13,564)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (31,958)            -
                                                  ------------    ------------
    Net cash provided by investing activities         (31,958)            -
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                  326,000             -
  Payment for notes from related parties             (129,500)            -
  Proceeds of loans from related parties               67,500          12,900
                                                  ------------    ------------
    Net cash provided by financing activities         264,000          12,900
                                                  ------------    ------------

NET DECREASE IN CASH & CASH EQUIVALENTS              (129,574)           (664)

CASH & CASH EQUIVALENTS, Beginning Balance            321,676             771
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance           $   192,102             107
                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Operations

PeopleNet International Corporation (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions and management of media-related programs. The software solutions include a controlled and safe Internet browser for children and a multiple-module web-based email and office automation bundle.

Note 2 - Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004.

Note 3 - Recent pronouncements

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

Note 4 - Reclassifications

Certain comparative amounts have been reclassified to conform to the three month periods ended March 31, 2005 and 2004.

Note 5 - Loss per share

Earnings per share for the three month periods ended March 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Property and Equipment

The property & equipment comprised of the following at March 31, 2005:

          Equipment                                      $    73,276
          Furniture                                           21,530
          Production equipment                               290,389
                                                         ------------
                                                             385,195

          Less accumulated depreciation & amortization       341,444
                                                         ------------
                                                         $    43,751
                                                         ============

Depreciation expense was $ 1,234 and $-0- for the three month periods ended March 31, 2005 and 2004, respectively.

Note 7 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees in the accompanying financial statements.

Note 8 - Advances from Related Parties

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of March 31, 2005.

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

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC. The Company paid the full amount of $115,000 for the entire sublease period. Rent expense for the three month period ended March 31, 2005 was $14,376.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payments amounts to $10,604.

Note 10 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements, amount totaling $3,915,930. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million.. The remaining unvested options are deferred and will be amortized over the vesting period. During the three month period ended March 31, 2005, the Company amortized deferred compensation of $67,739.

During the three month period ended March 31, 2005, the Company issued 195,000 shares of common stock for cash amounting to $326,000 and subscription receivable for $64,000.

Stock Options

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2005:

                                                 Weighted
                                                  Average
                                                 Exercise
                                  Under Plan        Price
                                 ------------   ----------
Balance, December 31, 2003         6,680,620        $0.10
  Granted                                -             -
  Exercised or lapsed                    -             -
                                 ------------   ----------
Balance, December 31, 2004         6,680,620        $0.10
  Granted                                -             -
  Exercised or lapsed                    -             -
                                 ------------   ----------
Balance, March 31, 2005            6,680,620        $0.10
                                 ============   ==========

The Company did not grant any options during the three month periods ended March 31, 2005 and 2004.

Note 11 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $19,887,560 at March 31, 2005.The Company incurred a net loss of $279,631 and $75,861 for the three month periods ended March 31, 2005 and 2004, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is marketing its software and communication products and is expected to generate revenues in future periods. The Company is also looking at several software companies to acquire. However, there can be no assurance that these plans could be successfully executed due to current adverse investment climate. The management believes that the Company needs to bring in at least $2M with in the next quarter to market the Company's new products.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2005. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

During the three-month period ended March 31, 2005, the Company had insignificant operational activities and focused on seeking appropriate partners for merger.

Revenues

During the three-month period ended March 31, 2005, the Company had insignificant revenues.

Costs and Expenses

During the three-month period ended March 31, 2005, we had salaries and payroll taxes of $16,929 and office rental expenses of $34,376.  We had professional fees in the amount of $150,625 and general and administrative costs of $80,122.  Our weighted average number of shares increased to 16,148,210 and our net loss for the quarter was ($0.02) per share.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2005, was a positive $11,853 and operational cash was mainly provided for by the sale of common stock in the amount of $326,000.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2005, the outstanding balance under the settlement agreement was $72,000.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

Form 8-K          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 20, 2005 by the undersigned, thereunto duly authorized.

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

Date: May 20, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the 3 months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer
and
Chief Financial Officer