Form 10QSB
period 2005-06-30
PEOPLENET INTERNATIONAL CORP
filed 2005-08-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

Number of shares of common stock, par value $0.0001, outstanding as of August 15, 2005 is 16,337,499.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For June 30, 2005

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     June 30
                                                       2005
                                                   ------------
                                                    (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                        $    48,812
    Advances to related party                          148,163
    Prepaid rent                                        89,666
                                                   ------------
    Total Current Assets                           $   286,641

  Property & Equipment - net                            56,083

  Deposit - rent                                        23,061
                                                   ------------
                                                   $   365,785
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses            $   351,575

  Stockholders' Equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized; none issued    $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      16,337,499 shares issued and
      outstanding at June 30, 2005                       1,634
    Additional paid-in capital                      20,255,312
    Shares to be issued                                 70,000
    Subscription receivable                             (4,000)
    Deferred compensation charges                     (225,795)
    Accumulated deficit                            (20,082,941)
                                                   ------------
      Total Stockholders' Equity                        14,210
                                                   ------------
                                                   $   365,785
                                                   ============

The accompanying notes are an integral part of these unaudited financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

                                       Three-month Periods Ended     Six-month Periods Ended
                                       --------------------------  --------------------------
                                         June 30       June 30       June 30       June 30
                                           2005          2004          2005          2004
                                       ------------  ------------  ------------  ------------
                                        (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUES

  Hosting & other                      $     3,414   $     1,618   $     7,305   $     4,667
                                       ------------  ------------  ------------  ------------
    Total revenues                           3,414         1,618         7,305         4,667
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES
  Depreciation & amortization                2,737           -           3,971           -
  Rent                                      32,165           -          66,541           -
  Salaries and payroll taxes                36,137           -          53,066           -
  Professional fees                         27,367         3,394       177,992         9,133
  General and administrative               100,522        68,909       180,644       140,120
                                       ------------  ------------  ------------  ------------
    Total costs and expenses               198,927        72,303       482,213       149,253
                                       ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                      (195,514)      (70,685)     (474,909)     (144,586)

OTHER INCOME (EXPENSES)
  Gain on sale of marketing and
    distribution rights of software            -          20,000           -          20,000
  Interest income                              132           -             696           -
  Interest expense                             -            (539)          -          (1,699)
                                       ------------  ------------  ------------  ------------
  Total other income (expenses)                132        19,461           696        18,301

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES              (195,381)      (51,224)     (474,212)     (126,285)

PROVISION FOR INCOME TAXES                     -             -             800           800
                                       ------------  ------------  ------------  ------------
NET LOSS                               $  (195,381)      (51,224)     (475,012)  $  (127,085)
                                       ============  ============  ============  ============
Basic and diluted weighted average
  number of common stock outstanding    16,337,499    15,749,999    16,243,377    15,749,999
                                       ============  ============  ============  ============
Basic and diluted net loss per share        $(0.01)       $(0.00)       $(0.03)       $(0.01)
                                       ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

                                                      Six Months      Six Months
                                                        Ended            Ended
                                                     ------------    ------------
                                                     Jun 30, 2005    Jun 30, 2004
                                                     ------------    ------------
                                                      (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (475,012)    $  (127,085)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Gain on sale of marketing and distributor
        rights of software                                   -           (20,000)
      Depreciation and amortization                        3,971             -
      Amortization of deferred compensation charges      135,478         135,476
      Increase in assets:
         Prepaid rent                                    (89,666)            -
         Advance to related party                       (148,163)            -
         Deposit - rent                                  (23,061)            -
      Decrease in current liabilities:
         Accrued expenses                                (27,642)         (4,533)
         Advance from related party                      (53,191)            -
                                                     ------------    ------------
      Net cash used in operating activities             (677,287)        (16,142)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipt from sale of marketing and distributor
    rights of software                                       -            20,000
  Purchase of property & equipment                       (47,027)            -
                                                     ------------    ------------
    Net cash provided by (used in) investing
      activities                                         (47,027)         20,000
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     386,000             -
  Proceeds from shares to be issued                       70,000             -
  Payment for notes from related parties                  (4,500)         (4,464)
                                                     ------------    ------------
    Net cash provided by (used in) financing
      activities                                         451,500          (4,464)
                                                     ------------    ------------

NET DECREASE IN CASH & CASH EQUIVALENTS                 (272,814)           (606)

CASH & CASH EQUIVALENTS, Beginning Balance               321,626             771
                                                     ------------    ------------
CASH & CASH EQUIVALENTS, Ending Balance              $    48,812             165
                                                     ============    ============

The accompanying notes are an integral part of these unaudited financial statements.

PEOPLENET INTERNATIONAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 2 - Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004

Note 3 - Recent pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123® requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 4 - Reclassifications

Certain comparative amounts have been reclassified to conform to the six month periods ended June 30, 2005 and 2004.

Note 5 - Loss per share

Earnings per share for the six month periods ended June 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Property and Equipment

     Property & equipment comprised of the following at June 30, 2005:

          Equipment                                       $  79,525
          Furniture                                          30,350
          Production equipment                              290,389
                                                          ----------
                                                            400,264

          Less accumulated depreciation and amortization    344,181
                                                          ----------
                                                          $  56,083
                                                          ==========

Depreciation expense was $3,971 and $-0- for the six month periods ended June 30, 2005 and 2004, respectively.

Note 7 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees in the accompanying financial statements.

Note 8 - Advances to (from) Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

During the three month period ended June 30, 2005, the Company advanced $148,000 to HereUAre, a company related to CEO of the Company, for future acquisition.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years. The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of June 30, 2005.

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

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC. The Company paid the full amount of $115,000 for the entire sublease period. Rent expense for the six month period ended June 30, 2005 was $35,938.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payments amount to $10,604.

Note 10 - Common Stock / Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements, amount totaling $3,915,930. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million. The remaining unvested options are deferred and will be amortized over the vesting period. During the six month period ended June 30, 2005 and 2004, the Company amortized deferred compensation of $135,478 and $135,476, respectively.

During the six month period ended June 30, 2005, the Company issued 195,000 shares of common stock for cash amounting to $386,000 and subscription receivable for $4,000. On June 2005, the company received cash for shares to be issued amounting $70,000.

During the six month period ended June 30, 2004, the company did not have any stock issuances.

Stock Options

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2005:

                                                         Weighted
                                                         Average
                                                         Exercise
                                      Under Plan         Price
                                     ------------        --------
     Balance, December 31, 2003        6,680,620         $  0.10
                                     ============        ========
       Granted                               -                -
       Exercised or lapsed                   -                -
     Balance, December 31, 2004        6,680,620         $  0.10
                                     ============        ========
       Granted                               -                -
       Exercised or lapsed                   -                -
     Balance, June 30, 2005            6,680,620         $  0.10
                                     ============        ========

The Company did not grant any options during the six month periods ended June 30, 2005 and 2004, respectively.

Note 11 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income taxes during the six month periods ended June 30, 2005 and 2004. The Company paid $0 and $1,699 for interest during the six month periods ended June 30, 2005 and 2004, respectively.

Note 12 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $20,082,941 at June 30, 2005. The Company incurred a net loss of $475,012 and $127,085 for the six month periods ended June 30, 2005 and 2004, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2005. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

During the three-month period ended June 30, 2005, the Company had insignificant operational activities and focused on seeking appropriate partners for merger.

Revenues

During the three-month period ended June 30, 2005, the Company had insignificant revenues.

Costs and Expenses

During the three-month period ended June 30, 2005, we had salaries and payroll taxes of $36,137 and office rental expenses of $32,165.  We had professional fees in the amount of $27,367 and general and administrative costs of $100,522.  Our weighted average number of shares increased to 16,337,499 and our net loss for the quarter was ($0.01) per share.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2005, was a positive $14,210 and operational cash was mainly provided for by the sale of common stock.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of June 30, 2005, the outstanding balance under the settlement agreement was $72,000.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

Form 8-K          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 15, 2005 by the undersigned, thereunto duly authorized.

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

Date: August 15, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the 3 months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer