Form 10KSB/A
period 2004-12-31
PEOPLENET INTERNATIONAL CORP
filed 2005-09-30
CIK 1145906

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

Costs and Expenses

For the year ended December 31, 2004 we did not have any payroll expenses, however we incurred professional fees of $89,383 which included $42,810 for engineering, marketing and business consultation, $29,363 for accounting, $8,000 for legal and $6,091 for stock transfer services. For the year ended December 31, 2003, our professional fee expenses were $92,685 which included $10,000 for engineering and marketing, $61,251 for accounting, $15,153 for legal and $5,641 for stock transfer services.

General and administrative expenses for the year ended December 31, 2004 were $369,690 which included $270,953 in non-cash compensation charges and $56,015 for internet services. Similar general and administrative expenses for the year 2003 were $483,975 which included $420,835 in non-cash compensation charges and $9,000 for internet services.

We had no rent expenses for the year 2004 as our office space was provided without charge by ECapital Group, Inc.

Amortization of intangibles for the year ended December 31, 2003 was a total of $480,266 which comprised of a) $100,000 in amortization of a children's software called "ChiBrow" which we acquired in March 2002 to be amortized over 36 months; b) $379,750 in amortization of a e-commerce software called "i-Metro" that we acquired in March 2002 to be amortized over 18 months; and c) $344 in amortization of a domain name called "e-Commerce City" which we acquired in July 2002 to be amortized over 36 months. At the end of the year 2003, the intangible asset of "i-Metro" was fully amortized, and management decided that future revenue expectation from "ChiBrow" and "e-Commerce City" was unlikely and the remaining values of these assets were written off as impaired intangible assets in the amount of $125,514. There was no amortization or impairment charge for the year ended December 31, 2004.

During the year ended December 31, 2003, we had management fee revenues in the amount of $137,300 for our consultant services provided to a technology company for the integration of wire-line and wireless networks. We did not have such activities in the year 2004.

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

Our Company is a development stage entity and has not generated significant revenues from our operations over the last several years and management remains doubtful whether enough revenues can be generated in the next twelve months to sustain our operations. Unless substantial funding in excess of $2 million can be raised within the next year for marketing of our software products, it is unlikely we will have significant revenues in the next year.

As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that there is substantial doubt about our Company's ability to continue as a going concern. Management's conclusion of the minimal cash needs of the Company for the next twelve months is approximately $750,000. We are reasonably assured that our cash position at December 31, 2004 plus financing from equity transactions within the coming year should enable us to at least continue our operations at a minimal level.

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

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our Chief Executive Officer and President, and our Chairman of the Board, for services rendered in all capacities for the period through December 31, 2004. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2004 2003 2002	None None $23,500	None None None	None None None	None None None	None None 2,699,999	None None None	None None None
James McCargo	Director and Secretary	2004	None	None	None	None	None	None	None

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2004

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
James McCargo	None	--	--	--

The following table shows the value at December 31, 2004 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0
James McCargo, Director and Secretary	None	None	--	--

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

(a) Exhibits

See Index to Exhibits on page 33 of this Form 10-KSB/A.

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

Dated: September 30, 2005

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	September 30, 2005

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Annual Report on Form 10-KSB/A of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2005

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

Date: September 30, 2005

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