Form 10KSB/A
period 2004-12-31
PEOPLENET INTERNATIONAL CORP
filed 2005-11-18
CIK 1145906

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. We accrued the amount of $72,000 as an expense into our financial statements as of December 31, 2004 in the event that Pacific Systems is unable to fulfill its obligations under the settlement agreement.

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

General and administrative expenses for the year ended December 31, 2004 were $441,690 which included $270,953 in non-cash compensation charges, $56,015 for internet services and an accrued expense of $72,000 in settlement charges for a former employee. Similar general and administrative expenses for the year 2003 were $483,975 which included $420,835 in non-cash compensation charges and $9,000 for internet services.

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

Dated: November 17, 2005

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Director	November 17, 2005

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

Date: November 17, 2005

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

Date: November 17, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PeopleNet International Corporation

We have audited the accompanying balance sheet of PeopleNet International Corporation, a Delaware Corporation and subsidiary (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $19,679,930 including net losses of $507,091 and $1,045,415 for the years ended December 31, 2004 and 2003, respectively. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 17, the financial statements for the year ended December 31, 2004 have been restated.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

April 13, 2005, except for note 17, which is as of November 1, 2005

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET (RESTATED)

                                              December 31
                                              -----------
                                                  2004
                                              -----------
                                              (RESTATED)
CURRENT ASSETS
  Cash & cash equivalents                     $   321,626

PROPERTY & EQUIPMENT - net                         13,027

                                              -----------
    Total assets                              $   334,653
                                              ===========

LIABILITIES
  Accounts payable and accrued expenses       $   451,218
  Advances from related parties                    53,191
  Advances for shares to be issued                152,000
  Notes payable - related party                     4,500
                                              -----------
    Total current liabilities                     660,909
                                              -----------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized              $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    16,066,499 shares issued and
    outstanding at December 31, 2004                1,607
  Additional paid-in capital                   19,713,339
  Deferred compensation charges                  (361,272)
  Accumulated deficit                         (19,679,930)
                                              -----------
    Total stockholders' deficit                  (326,256)
                                              -----------
                                              $   334,653
                                              ===========

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS (RESTATED)

                                               Year Ended December 31,
                                              -------------------------
                                                  2004          2003
                                              -----------   -----------
                                              (RESTATED)
REVENUE
  Licensing fee - Software                    $       -           2,870
  Management fees                                     -         137,300
  Hosting & other                                  10,278         8,341
                                              -----------   -----------
    Total revenue                                  10,278       148,511
                                              -----------   -----------

COSTS AND EXPENSES
  Amortization of intangibles                         -         480,266
  Impairment of intangible assets                     -         125,514
  Salaries and payroll taxes                          -           5,210
  Professional fees                                89,383        92,685
  General and administrative                      441,690       483,975
                                              -----------   -----------
    Total costs and expenses                      531,073     1,187,650

                                              -----------   -----------
LOSS FROM OPERATIONS                             (520,795)   (1,039,139)

OTHER INCOME (EXPENSE)
  Gain on sale of marketing & distributor
    rights of software                             20,000           -
  Interest expense                                 (5,496)       (5,476)
                                              -----------   -----------
                                                   14,504        (5,476)

LOSS BEFORE INCOME TAXES                         (506,291)   (1,044,615)

PROVISION FOR INCOME TAXES                            800           800
                                              -----------   -----------
NET LOSS                                      $  (507,091)   (1,045,415)
                                              ===========   ===========

Basic & diluted weighted average number
  of common stock outstanding                  15,831,213    15,749,999
                                              ===========   ===========

Basic and diluted net loss per share          $     (0.03)  $     (0.07)
                                              ===========   ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(RESTATED)

                                  Common Stock
                                -----------------   Additional    Deferred     Related                      Total
                                 Number             Paid-In     Compensation    Party      Accumulated   Stockholders'
                                of shares  Amount    Capital      Charges     Receivable     Deficit     Equity (Deficit)
                               ----------  ------  -----------  ------------  ----------  -------------  ----------------
Balance as of
January 1, 2003                15,749,999  $1,575  $19,080,371  $(1,053,060)  $(315,791)  $(17,866,742)  $   (153,647)
                               ----------  ------  -----------  ------------  ----------  -------------  -------------
Amortization of deferred
  compensation charges                -       -            -        420,835         -              -          420,835

Payment on related party
  receivable                          -       -            -            -        55,109            -           55,109

Net loss for the year                 -       -            -            -           -       (1,045,415)    (1,045,415)
                               ----------  ------  -----------  ------------  ----------  -------------  -------------
Balance,
January 1, 2004                15,749,999  $1,575  $19,080,371  $  (632,225) $ (260,682)  $(18,912,157)  $   (723,118)
                               ==========  ======  ===========  ============ ===========  =============  =============

Deemed divident - Write off
of related party receivable           -       -            -            -       260,682       (260,682)           -

Shares issued for cash            225,000      23      449,978          -           -              -          450,000

Shares issued to settle for debts  91,500       9      182,991          -           -              -          183,000

Amortization of deferred
compensation charges                  -       -            -        270,953         -              -          270,953

Net loss for the year                 -       -            -            -           -         (507,091)      (507,091)
                               ----------  ------  -----------  ------------  ----------  -------------  -------------
Balance,
December 31, 2004              16,066,499  $1,607  $19,713,339  $  (361,272) $      -     $(19,679,930)  $   (326,256)
                               ==========  ======  ===========  ============ ===========  =============  =============

See accompanying notes to the financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (RESTATED)

                                                           Year Ended December 31,
                                                         ---------------------------
                                                             2004           2003
                                                         ------------   ------------
                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $  (507,091)   $ (1,045,415)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                              -           495,580
      Impairment of intangible assets                            -           125,514
      Gain on sale of marketing & distribution right
        of software                                          (20,000)            -
      Amortization of deferred compensation charges          270,953         420,835
      Increase / (decrease) in current liabilities:
          Accounts payable & accrued expenses                111,719         (78,000)
                                                         ------------   ------------
      Net cash used in operating activities                 (144,418)        (81,486)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipt from sale of marketing & distribution right
    of software                                               20,000             -
  Acquisition of equipments                                  (13,027)            -
  Decrease of notes receivable                                   -            55,109
                                                         ------------   ------------
  Net cash provided by (used in) investing activities          6,973          55,109
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     450,000             -
  Proceeds from shares to be issued                          152,000             -
  Payment of notes from related parties                      (55,500)            -
  Payment on loans from related parties                     (174,200)            -
  Proceeds of loans from related parties                      86,000          25,754
                                                         ------------   ------------
      Net cash provided by financing activities              458,300          25,754
                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           320,855            (623)

CASH & CASH EQUIVALENTS, beginning balance                       771           1,394
                                                         ------------   ------------
CASH & CASH EQUIVALENTS, end balance                     $   321,626             771
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for
    Interest                                             $       -      $       -
                                                         ============   ============
    Foreign and state income taxes                       $       -      $       800
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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company has accrued $72,000 on its financial statements.

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

Note 17 - Restatement

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not recognize an accrual for the settlement agreement with a former employee of PSCT as disclosed in Note 10. Also, the Company had recorded cash received for un-issued shares as equity instead of a liability

The Company has restated its financial statements for these adjustments as of December 31, 2004.

The effect of the correction of the error is as follows:

                                             As
                                         Previously          As
                                          Reported        Restated
                                        ------------    ------------

BALANCE SHEET ITEMS                       As of December 31, 2004
                                        ----------------------------

Liabilities:
  Account payables & accrued expenses   $    379,218    $    451,218
  Advances for shares to be issued      $        -      $    152,000
  Total liabilities                     $    436,909    $    660,909

Stockholder's deficit:
  Shares to be issued                   $    152,000    $        -
  Accumulated deficit                   $(19,607,930)   $(19,679,930)
  Total stockholder's deficit           $   (102,256)   $   (326,256)

STATEMENT OF OPERATION ITEMS                For the year ended
                                            December 31, 2004
                                        ----------------------------
  General & administrative              $    369,690    $    441,690
  Total cost and expenses               $    459,073    $    531,073

  Loss from operations                  $   (448,795)   $   (520,795)
  Loss before income tax                $   (434,291)   $   (506,291)
  Net loss                              $   (435,091)   $   (507,091)

  Net loss per share: Basic & diluted   $      (0.03)   $      (0.03)

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