Form 10QSB/A
period 2005-03-31
PEOPLENET INTERNATIONAL CORP
filed 2005-11-18
CIK 1145906

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

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET (RESTATED)

                                                     March 31
                                                       2005
                                                   ------------
                                                    (unaudited)
                                                     (restated)
ASSETS
  Current Assets
    Cash & cash equivalents                        $   192,102
    Advances from related party                          4,668
    Other current asset                                102,624
                                                   ------------
    Total Assets                                   $   299,394

  Property & Equipment - net                            43,751

  Deposit - rent                                        23,061
                                                   ------------
                                                   $   366,206
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   426,353

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      16,337,499 shares issued and
      outstanding at March 31, 2005                      1,634
    Additional paid-in capital                      20,255,312
    Subscription receivable                            (64,000)
    Deferred compensation charges                     (293,533)
    Accumulated deficit                            (19,959,560)
                                                   ------------
      Total Stockholders' Deficit                      (60,147)
                                                   ------------
                                                   $   366,206
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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2005, the outstanding balance under the settlement agreement was $72,000. The Company has accrued $72,000 on its financial statements for the year ended December 31, 2004.

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

Note 10 - Common Stock / Options

During the three month period ended March 31, 2005, the Company issued 195,000 shares of common stock for cash amounting to $326,000 and subscription receivable for $64,000. The Company did not have any issuance of its stock in the three month period ended March 31, 2004.

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

During the three month periods ended March 31, 2005 and 2004, the Company amortized deferred compensation of $67,739 and $67,739 respectively.

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

Note 12 - Restatement

Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not recognize an accrual of $72,000 for the settlement agreement with a former employee of PSCT as disclosed in Note 9.

The Company has restated its financial statements for the year ended December 31, 2004 to recognize the accrual. The Company has restated its financial statements for the three months ended March 31, 2005 to reflect this change.

The effect of the correction of the error is as follows:

                                             As
                                         Previously          As
                                          Reported        Restated
                                        ------------    ------------

BALANCE SHEET ITEMS                         As of March 31, 2005
                                        ----------------------------

Liabilities:
  Account payables & accrued expenses   $    354,353    $    426,353

Stockholder's equity (deficit):
  Accumulated deficit                   $(19,887,560)   $(19,959,560)
  Total stockholder's equity (deficit)  $     11,853    $    (60,147)

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

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2005, was a negative ($60,147) and operational cash was mainly provided for by the sale of common stock in the amount of $326,000.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2005, the outstanding balance under the settlement agreement was $72,000. The Company has accrued $72,000 on its financial statements for the year ended December 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

Form 8-K          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 17, 2005 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Benedict Van
------------------------------
Benedict Van
Chief Executive Officer

CERTIFICATIONS

I, Benedict Ban, Chief Executive Officer and Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I, have reviewed this amended quarterly report an Form 10-QSB/A of PeolpleNet International Corporation;

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

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Amended Quarterly Report on Form 10-QSB/A of the Company for the 3 months ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer
and
Chief Financial Officer