Form 10QSB/A
period 2005-06-30
PEOPLENET INTERNATIONAL CORP
filed 2005-11-18
CIK 1145906

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

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET (RESTATED)

                                                     June 30
                                                       2005
                                                   ------------
                                                    (unaudited)
                                                    (restated)
ASSETS
  Current Assets
    Cash & cash equivalents                        $    48,812
    Advances to related party                          148,163
    Prepaid rent                                        89,666
                                                   ------------
    Total Current Assets                           $   286,641

  Property & Equipment - net                            56,083

  Deposit - rent                                        23,061
                                                   ------------
                                                   $   365,785
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses            $   423,575
    Advances for shares to be issued                    70,000
                                                   ------------
                                                       493,575

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized; none issued    $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      16,337,499 shares issued and
      outstanding at June 30, 2005                       1,634
    Additional paid-in capital                      20,255,312
    Subscription receivable                             (4,000)
    Deferred compensation charges                     (225,795)
    Accumulated deficit                            (20,154,941)
                                                   ------------
      Total Stockholders' Equity                      (127,790)
                                                   ------------
                                                   $   365,785
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

During the three month period ended June 30, 2005, the Company advanced $148,000 to HereUAre, a company related to CEO of the Company, for future acquisition. Thereafter however, the acquisition was postponed while the Company and HereUAre had yet to agree upon the valuation of the acquisition and the entire amount of $148,000 was returned to the Company subsequent to the quarter ended September 30, 2005.

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

Note 13 - Restatement

Subsequent to the issuance of the Company's financial statements for the six months ended June 30, 2005, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not recognize an accrual of $72,000 for the settlement agreement with a former employee of PSCT as of December 31, 2004 as disclosed in Note 9. Also, during the three months ended June 30, 2005, the Company had recorded cash received of $70,000 for un-issued shares as equity instead of a liability.

The Company has restated its financial statements for the six months ended June 30, 2005 to reflect the December 31, 2004 accrual and the reclassification adjustments.

The effect of the correction of the error is as follows:

                                             As
                                         Previously          As
                                          Reported        Restated
                                        ------------    ------------

BALANCE SHEET ITEMS                         As of June 30, 2005
                                        ----------------------------

Liabilities:
  Account payables & accrued expenses   $    351,575    $    423,575
  Advances for shares to be issued      $        -      $     70,000
  Total liabilities                     $    351,575    $    493,575

Stockholder's equity (deficit):
  Shares to be issued                   $     70,000    $        -
  Accumulated deficit                   $(20,082,941)   $(20,154,941)
  Total stockholder's equity (deficit)  $     14,210    $   (127,790)

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

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2005, was a negative ($127,790) and operational cash was mainly provided for by the sale of common stock.

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

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Amended Quarterly Report on Form 10-QSB/A of the Company for the 3 months ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer