Form 10QSB
period 2005-09-30
PEOPLENET INTERNATIONAL CORP
filed 2005-11-18
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Number of shares of common stock, par value $0.0001, outstanding as of September 30, 2005 is 16,337,499.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For September 30, 2005

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
BALANCE SHEET

                                                     Sept 30
                                                       2005
                                                   ------------
                                                    (unaudited)
ASSETS
  Current assets
    Cash & cash equivalents                        $     8,942
    Advances to related party                          160,440
    Prepaid rent                                        68,827
                                                   ------------
      Total current assets                             238,210

  Property & equipment - net                            55,005
  Deposit - rent                                        23,061
                                                   ------------
    Total assets                                   $   316,276
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable & accrued expenses            $   441,798
    Advance for shares to be issued                    173,000
                                                   ------------
      Total current liabilities                        614,798
                                                   ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                 $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      16,337,499 shares issued and
      outstanding at September 30, 2005                  1,634
    Additional paid-in capital                      20,255,312
    Deferred compensation charges                     (158,056)
    Accumulated deficit                            (20,397,412)
                                                   ------------
      Total Stockholders' Deficit                     (298,522)
                                                   ------------
                                                   $   316,276
                                                   ============

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF OPERATIONS

                                    Three-month Periods Ended  Nine-month Periods Ended
                                    -------------------------  ------------------------
                                       Sept 30      Sept 30      Sept 30      Sept 30
                                         2005         2004         2005         2004
                                     -----------  -----------  -----------  -----------
                                     (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUES

  Hosting & other                    $    1,765        3,182        9,069        7,849
                                     -----------  -----------  -----------  -----------
    Total revenues                        1,765        3,182        9,069        7,849
                                     -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Depreciation                            3,076          -          7,047          -
  Rent                                   53,374          -        119,915          -
  Salaries and payroll taxes             33,198          -         86,263          -
  Professional fees                      60,121        2,500      238,113       11,633
  General and administrative             94,493       71,412      275,136      211,532
                                     -----------  -----------  -----------  -----------
    Total costs and expenses            244,261       73,912      726,475      223,165
                                     -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS                   (242,497)     (70,730)    (717,406)    (215,316)

OTHER INCOME (EXPENSES)
  Gain on sale of marketing and
    distributor rights of software          -            -            -         20,000
  Interest income                            26          -            722          -
  Interest expense                          -         (3,176)         -         (4,875)
                                     -----------  -----------  -----------  -----------
    Total other income (expense)             26       (3,176)         722       15,125

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES           (242,471)     (73,906)    (716,683)    (200,191)

PROVISION FOR INCOME TAXES                  -            -            800          800
                                     -----------  -----------  -----------  -----------
NET LOSS                             $ (242,471)  $  (73,906)  $ (717,483)  $ (200,991)
                                     ===========  ===========  ===========  ===========
Basic and diluted weighted average
  number of shares outstanding       16,337,499   15,846,575   16,275,096   15,785,711
                                     ===========  ===========  ===========  ===========
Basic and diluted loss per share         $(0.01)      $(0.00)      $(0.04)      $(0.01)
                                     ===========  ===========  ===========  ===========

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

PEOPLENET INTERNATIONAL CORPORATION
STATEMENT OF CASH FLOWS

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  -------------    -------------
                                                  Sept 30, 2005    Sept 30, 2004
                                                  -------------    -------------
                                                    (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $   (717,483)        (200,991)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                      7,047              -
      Gain on sale of marketing and distributor
        rights of software                                 -            (20,000)
      Amortization of deferred compensation charges    203,216          203,215
      (Increase) / decrease incurrent assets
        Prepaid rent                                   (68,827)             -
        Advance to related party                      (160,440)             -
        Deposit - rent                                 (23,061)             -
      Increase / (decrease) in current liabilities
        Accrued expenses                                (9,419)        (121,114)
        Advance from related party                     (53,191)             -
                                                  -------------    -------------
      Net cash used for operating activities          (822,158)        (138,890)
                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketing and distributor
    rights of software                                     -             20,000
  Purchase of property & equipment                     (49,025)             -
                                                  -------------    -------------
  Net cash provided by (used in)
    investing activities                               (49,025)          20,000
                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                   390,000          250,000
  Proceeds from advance for shares to be issued        173,000              -
  Proceeds from loans from related party                   -            240,682
  Payment for notes from related parties                (4,500)        (260,964)
                                                  -------------    -------------
  Net cash provided by financing activities            558,500          229,718
                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    (312,684)         110,828

CASH & CASH EQUIVALENTS, Beginning Balance             312,626              771
                                                  -------------    -------------
CASH & CASH EQUIVALENTS, Ending Balance           $      8,942          111,599
                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued in settlement of debt       $        -       $     60,000
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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

Note 4 - Reclassifications

Certain comparative amounts have been reclassified to conform to the nine month periods ended September 30, 2005 and 2004.

Note 5 - Loss per share

Earnings per share for the three month and nine month periods ended September 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Property and Equipment

The property & equipment comprised of the following at September 30, 2005:

Equipment                                        $   31,702
Furniture                                            30,350
                                                 ----------
                                                     62,052
Less accumulated depreciation and amortization        7,047
                                                 ----------
                                                 $   55,005
                                                 ==========

Depreciation expense was $3,076 and $-0- for the three month periods ended September 30, 2005 and 2004, respectively. Depreciation expense was $7,047 and $-0- for the nine month periods ended September 30, 2005 and 2004, respectively.

Note 7 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This was a one-time consultation arrangement that was completed within the three month period ended March 31, 2005 and the amount was included in professional fees for that period.

The Company agrees to pay the CEO of the Company from $5,000 to $8,000 per month as a management fee and $120,000 per year after the Company raises at least $1,000,000. Total management fee amounts to $18,000 during the three month and nine month periods ended September 30, 2005 and are included in professional fees.

Note 8 - Advances to Related Parties

During the nine month period ended September 30, 2005, the Company advanced $148,000 to HereUAre, a company related to CEO of the Company, for future acquisition. Thereafter however, the acquisition was postponed while HereUAre sought third party advice on the valuation of HereUare before finalizing the merger with the Company, and the entire amount of $148,000 was returned to the Company subsequent to the quarter ended September 30, 2005.

The Company also advanced $12,440 to the CEO of the Company for office equipment that the CEO will purchase for the Company. The balance of Advance to Related Parties is $160,440 as of September 30, 2005.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the Company from PSCT, the Company issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of September 30, 2005.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of September 30, 2005, the outstanding balance under the settlement agreement was $72,000. The Company has accrued $72,000 on its financial statements for the year ended December 31, 2004.

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

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC. The Company paid the full amount of $115,000 for the entire sublease period. Rent expense for the three month period ended September 30, 2005 was $21,581. Rent expense for the nine month period ended September 30, 2005 was $57,519.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payment amounts to $10,604. Rent expense for the three month period ended September 30, 2005 was $31,812. Rent expense for the nine month period ended September 30, 2005 was $62,415.

Note 10 - Common Stock / Options

During the nine month period ended September 30, 2005, the Company issued 195,000 shares of common stock for cash amounting to $390,000. The Company did not have any issuances of common stock during the three month period ended September 30, 2005.

During the three month and nine month periods ended September 30, 2004, the Company issued 125,000 shares of common stock for cash amounting to $250,000. During the three month and nine month periods ended September 30, 2004, the Company issued 30,000 shares of common stock valued at $60,000 for settlement of debt of $60,000.

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

During the three month periods ended September 30, 2005 and 2004, the Company amortized deferred compensation of $67,739 and 67,739, respectively. During the nine month periods ended September 30, 2005 and 2004, the Company amortized deferred compensation of $203,216 and 203,216, respectively.

On February 21, 2005, the company granted 350,000 options to one employee. 175,000 options vested on May 6, 2006; 25,000 options vested on June 30, 2005, and remaining options vest quarterly in the next 3 year. The options expire in 2007.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2005:

                                                Weighted
                                                 Average
                                                Exercise
                                Under Plan         Price
                               ------------     ---------
Balance, December 31, 2003       6,680,620         $0.10
  Granted                           -               -
  Exercised or lapsed               -               -
                               ------------     ---------
Balance, December 31, 2004       6,680,620         $0.10
  Granted                          350,000          2.00
  Exercised or lapsed                -              -
                               ------------     ---------
Balance, September 30, 2005      7,030,620         $0.19
                               ============     =========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at September 30, 2005:

                          Options
                        Outstanding                 Options Exercisable
                         Weighted                 ------------------------
                          Average      Weighted                   Weighted
                         Remaining     Average                    Average
            Number      Contractual    Exercise      Number       Exercise
          Outstanding      Life         Price      Exercisable     Price
2005:
Options    7,030,620       3.44         $0.19       4,903,063      $0.10

No compensation cost was recognized for the options granted during the three month and nine month periods ended September 30, 2005 as the options granted were equal to fair market value of the stock on the date of grant.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee and non-employee director stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.25%; dividend yield of 0%; expected weighted average option life of 3 years; and volatility of 0%.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the three month and nine month periods ended September 30, 2005, as follows ($ in thousands, except per share amounts):

                                               Three months       Nine months
Net loss - as reported                         $      (242)       $     (717)
Stock-Based employee compensation expense
  included in reported net income, net of tax          -                 -

Total stock-based employee compensation
  expense determined under fair-value-based
  method for all rewards, net of tax                    (3)              (40)
                                               ------------       -----------
Pro forma net loss                             $      (245)       $     (757)
                                               ============       ===========
Net loss per share
  Basic and diluted, as reported               $     (0.01)       $    (0.04)
  Basic and diluted, pro forma                 $     (0.02)       $    (0.05)

The Company did not issue any stock options in the nine month period ended September 30, 2004.

Note 11 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $20,397,412 at September 30, 2005.The Company incurred a net loss of $717,483 and $200,991 for the nine month periods ended September 30, 2005 and 2004, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 12 - Subsequent Event

On October 2, 2005, the Company sold an aggregate of 780,500 shares of common stock to 36 individuals in a private placement exempt from registration under section 4(2) of the Securities Act of 1933. The shares were sold at a price of $2.00 per share for an aggregate proceed of $1,561,000. All of the investors were accredited investors.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2005. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

For the quarterly period ended September 30, 2005 and also since the end of our last fiscal year which ended on December 31, 2004, the Company has been active in further developing our software products.

Revenues

During the three and nine month periods ended September 30, 2005, the Company had insignificant revenues.

Costs and Expenses

During the three-month and nine-month periods ended September 30, 2005, we incurred rent expenses in the amounts of $53,374 and $119,915 respectively, while there was no rent expense for the corresponding periods in 2004.  We also had salaries and payroll taxes for the same periods in 2005 in the amounts of $33,198 and $86,263 respectively, while we did not have any salary expense in 2004.  We paid professional fees in the amounts of $60,121 and $238,113 for the three and nine month periods ended September 30, 2005, while the amounts were $2,500 and $11,633 for corresponding periods in 2004.  Similarly, general and administrative expenses for the periods in 2005 were $94,493 and $275,136 respectively, and $71,412 and $211,532 for corresponding periods in 2004.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2005, was a negative ($298,522) and operational cash was provided by proceeds from the issuance of common stock in the amount of $390,000 and advances for shares to be issued in the amount of $173,000.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of September 30, 2005, the outstanding balance under the settlement agreement was $72,000. The Company has accrued $72,000 on its financial statements as of December 31, 2004.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against PeopleNet International Corporation.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information.

On October 2, 2005, the Company sold an aggregate of 780,500 shares of common stock to 36 individuals in a private placement exempt from registration under section 4(2) of the Securities Act of 1933. The shares were sold at a price of $2.00 per share for an aggregate proceed of $1,561,000. All of the investors were accredited investors.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.906   Certification pursuant to the Sarbanes-Oxley Act of 2002

There is no report filed on Form 8-K for the three-month period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 18, 2005 by the undersigned, thereunto duly authorized.

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

Date: November 18, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer and Chief Financial Officer

Exhibit 99.906

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Benedict Van, Chief Executive Officer and Chief Financial Officer of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the 3 months ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 18, 2005

/s/ Benedict Van
Benedict Van
Chief Executive Officer
and
Chief Financial Officer