Form 10KSB
period 2005-12-31
PEOPLENET INTERNATIONAL CORP
filed 2006-04-17
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Revenues for its most recent fiscal year: $

      Aggregate market value of common stock held by non-affiliates at March 31, 2006:  0

      Number of shares of common stock outstanding at March 31, 2006: 17,136,499

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL  INCORPORATION

2005 ANNUAL REPORT ON FORM 10-KSB

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

Item 1. Description of Business

General

PeopleNet International Corporation ("PeopleNet"), formerly known as American Champion Media, Inc., is a Delaware corporation headquartered in Santa Clara, California and incorporated on February 5, 1997. PeopleNet was formed by, and had been, a wholly owned subsidiary of Pacific Systems Control Technology, Inc., formerly known as American Champion Entertainment, Inc., a Delaware corporation. The board of directors of Pacific Systems determined that it was in the shareholders' best interest to separate the two companies and allow them to operate independently. Through a spin-off transaction on February 8, 2002, PeopleNet became an independent entity and Pacific Systems distributed its shares of PeopleNet to the shareholders of Pacific Systems as of the record date of January 16, 2002. The securities of PeopleNet are not currently traded on any market.

Discontinued Business

Between the years 1997 and 2000, the Company developed and produced a series of television shows for children which aired on public TV stations across the country. We determined that future revenues would not be generated from this TV series and the investment in the production of the shows was fully reserved as of December 31, 2003.

In 2001 and 2002, we licensed and then purchased a safe web browser software for children. We evaluated this asset at December 31, 2003 and determined that this asset had been impaired and was of no value, based upon the fair market value of similar assets.  We recorded an impairment expense equal to the remaining book value of this asset.

In 2002 we purchased all rights relating to the intellectual property of a business communication software package. We evaluated this asset at December 31, 2003 and determined that this asset has been impaired and was of no value, based upon the fair market value of similar assets. We recorded an impairment expense equal to the remaining book value of this asset.

Voice Over Internet Protocol Telephony Product

Based on the experiences we had with the safe web browser and business communication software, the Company has developed a Voice over Internet Protocol ("VoIP") telephony product. Our VoIP service, branded as "hereUare Connected," is a true peer-to-peer (P2P) solution, delivering high quality audio while utilizing minimal (50kbps) bandwidth overhead.  Our Softphone is a multi-media application that works in association with our VoIP technology and enables a user to make calls directly from a personal computer or laptop and allows a customer to communicate over the Internet. Appearing as an image of a telephone on a customer's computer, the Softphone application can be downloaded from our web site and uses simple hardware such as a USB phone or headset connected to the computer.  HereUare Connected's Softphone uses Windows software that will eventually allow customers to incorporate Instant Messaging (IM) and email.  The solution also contains highly secure, proprietary encryption methods and gate-keeper algorithms to ensure secure conversations, text messages, and file transfers.

The Company plans to sell its VoIP services directly to large, international phone companies and resellers wishing to gain entry into the marketplace and take advantage of the cost savings associated with VoIP.  Further, VoIP allows these entities to compliment their current services with one that is cannibalizing their markets.  We have such potential customers in Vietnam, and are in the process of attempting to create partnerships with local governments and agencies in North America and other parts of the Asia Pacific region.  Our senior management team and Board of Directors have high level contacts with certain of such entities and we are currently leveraging these relationships to try to enter the VoIP market while maintaining low costs of sales and marketing, although no assurance of success can be given.

Competition for the VoIP market includes companies that are pure-play VoIP providers such as Packet8, Lingo, Skype and Vonage, as well as larger service providers seeking to reduce cost of voice delivery and compete with new players that will continue to cannibalize their core voice revenues and customers.  These include Verizon, as well as most of the cable operators including Comcast and Time Warner that are using VoIP to provide "triple play" offerings of voice, video and data.  Currently, these companies are also working towards a "quadruple play," which includes wireless services to their customers.

At the end of 2005, the US had approximately 4 million VoIP subscribers, up nearly 300% from a 1.5 million subscribers at the end of 2004, according to latest data from Telegeography. Further research by Frost & Sullivan states that the North American VoIP residential revenues will hit $4.07 billion by 2010, up 1300% from 2004 sales of $295.1 million.  Residential subscribers are likely to replace second lines with wireless or VoIP, stated a senior analyst with Frost & Sullivan. eMarketer forecasts that by 2010, there will be 32.6 million US VoIP subscribers, equating to nearly 40% of all broadband households. eMarketer's report "Consumer VoIP: A Fierce Battle In a Larger War" notes that major telecommunications companies have traditionally monopolized the $190 billion US fixed-line telephony market. However, VoIP allows other players such as cable companies, ISPs, Internet portals and pure-play VoIP providers to compete for that revenue base. The Company would be attempting with a new and unproven product to enter this marketplace already occupied by companies many times in size, with many times its resources, and with proven products; there can be no assurance that the Company will succeed.

The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's VoIP product line will prove commercially ready when tested on a larger scale by third parties. The Company plans to begin beta-testing of its VoIP products in the 2nd quarter of 2006. The Company has not generated any revenue to date from its VoIP products and has no customers for its VoIP products.

Employees

As of April 15, 2006, we have ten full-time and three part-time employees.

Item 2. Description of Property

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC for approximately 2,700 square feet of space in the Techmart building located at 5201 Great America Parkway, Santa Clara, California. The Company paid the full amount of $115,000 for the entire sublease period from February 1, 2005 through June 13, 2006.

To lease additional space of approximately 4,900 square feet in the same facility, the Company entered into a 3-year lease agreement on February 16, 2005 with CarrAmerica Techmart; and rent payment amounts to $10,604 per month.

Item 3. Legal Proceedings

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. We accrued the amount of $72,000 as an expense into our financial statements as of December 31, 2004 in the event that PSCT is unable to fulfill its obligations under the settlement agreement. We do not know what has happened since December 31, 2004.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2005. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Results of Operation

PeopleNet was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, PeopleNet became an independent entity and PSCT distributed its shares of PeopleNet to the shareholders of PSCT as of the record date of January 16, 2002.

Revenues

During the years ended December 31, 2005 and 2004, we did not generate significant revenues, as our revenues each year approximated only $10,000.

Costs and Expenses

For the year ended December 31, 2005 our payroll expenses were $151,345 as compared to none in the previous year.  For the year ended December 31, 2005, we also incurred professional fees of $339,114 which included $51,722 for legal, $62,965 for accounting, $174,553 in consulting fees for software engineering and business consultation, $6,315 for stock transfer and $42,616 in management fees paid to our Chairman & CEO, Benedict Van, who did not receive any other compensation in the year ended December 31, 2005. In the prior year, we had professional fees in the amount of $89,383.

General and administrative expenses for the year ended December 31, 2005 were $377,687 which included $270,954 in non-cash compensation charges, $11,936 for internet related services and $14,965 for insurance. Similar general and administrative expenses for the year 2004 were $441,690 which included $270,953 in non-cash compensation charges, $56,015 for internet services and an accrued expense of $72,000 in settlement charges for a former employee of PSCT as described under "Legal Proceedings" above.

Our rent expenses for 2005 were $162,600, and we had no rent expenses for the year 2004 as our office space was provided without charge by ECapital Group, Inc.

Depreciation and amortization for the year ended December 31, 2005 was a total of $15,955 and there was no amortization or impairment charge for the year ended December 31, 2004.

As a result of foregoing factors, our net loss was ($1,034,957) for the year ended December 31, 2005, as compared to ($507,091) for the year ended December 31, 2004. Net loss per share increased to ($0.06) in 2005 from ($0.03) in 2004, while weighted average number of shares outstanding increase from 15,831,213 shares to 16,394,546 by the end of the year 2005.

Liquidity and Capital Resources

Net cash flows for the twelve months ended December 31, 2005 was $975,434. There was a net inflow of $2,002,500 from financing activities. Cash flow from operating activities was a negative ($932,033) on a consolidated basis while net cash used in investing activities was ($95,033).

Our Company has not generated significant revenues from our operations over the last several years and management remains doubtful whether enough revenues can be generated in the next twelve months to sustain our operations. We will be seeking substantial funding within the next year for marketing of our VoIP and associated software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down our operations.

As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. The independent auditor's report on the Company's December 31, 2005 financial statements included in this Annual Report states that there is substantial doubt about our Company's ability to continue as a going concern. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 18 through 34 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8B

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2005, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, such control.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2005 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Benedict Van	45	Chief Executive Officer, Chairman and Director	2002
Anthony K. Chan	51	Chief Financial Officer and Director	2005
James McCargo	54	Director and Secretary	2004

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

Anthony K. Chan. Mr. Chan rejoined our Board and as the Chief Financial Officer in December 2005, he also served on our Board and as an officer from January 2002 to July 2003. He founded United Dash Holdings in 2002 providing strategic financial consulting services to U.S. companies investing into China and vice versa for Chinese companies entering the U.S. capital markets, where he continues to render services as he phases down his involvement.  From 1997 to 2001, Mr. Chan was the CEO of American Champion Entertainment.  His corporate finance experiences include equity offerings, spin-offs, mergers and acquisitions.  Throughout the eighties, he was engaged in China trade activities including a four-year tenure as the Director of Light Industries for the Eisenberg Group stationing in Beijing.  From 1977 to 1980, he worked for Bank of America as an economic forecaster.  Mr. Chan received his BA and MBA degrees from UC Berkeley.  He also holds active licenses with the NASD.

James McCargo. Mr. McCargo joined our Company as a member of our Board of Directors and Secretary of the Corporation since November 2004. Mr. McCargo served as President and CEO of Omega Designs, and was the principal founder of InterArt Designs. Before founding InterArt., Mr. McCargo had been involved in the computer industry for the past 20 years, including positions with Fairchild Semiconductors, Hunt Chemical, and 3M Corporation. Mr. McCargo served as a Trustee for the University of the Pacific, and was the Vice Chairman of the Board of Regents for the University of the Pacific. Mr. McCargo holds a Bachelor of Arts degree in pre-law from University of the Pacific.

As the Company&'s Board of Directors has expanded during 2006, it is in the process of determining which committees to form and which directors should serve on such committees. It has not yet formed an audit committee or determined which if any of its members would qualify as a "financial expert" and as "independent" under applicable SEC rules. The Company is in the process of adopting a code of ethics which it will make available on its website shortly. The Company was waiting to form committees and adopt a code of ethics until its business became more substantial.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on its review of forms submitted to the Company, the Company know of no person who failed to file on a timely basis reports required by Section 16(a) during its most recent fiscal year.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to our chief executive officer and to Messrs. Chan and McCargo (collectively the "named executive officers") for services rendered in all capacities for the period from January 1, 2002 through December 31, 2005. We had no other executive officers whose total annual salary and bonus exceeded $100,000 for those fiscal years:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2005 2004 2003 2002	None None None $23,500	$42,616 None None None	None None None None	None None None None	None None None 2,699,999	None None None None	None None None None
Anthony K. Chan	Chief Financial Officer & Director	2005 2004 2003 2002	None N.A. None None	$6,538 N.A. None None	None N.A. None None	None N.A. None None	None N.A. None 600,000	None N.A. None None	None N.A. None None
James McCargo	Director & Secretary	2005 2004 2003 and 2002	None None N.A.	$15,000 None N.A.	None None N.A.	None None N.A.	350,000 None N.A.	None None N.A.	None None N.A.

The following table sets forth certain summary information with respect to the stock options granted to our named executive officers for the period from January 1, 2005 through December 31, 2005.

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2005

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
Anthony K. Chan	None	--	--	--
James McCargo	350,000	100%	$2.00	12/31/2007

The following table shows the value at December 31, 2005 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	0 / 0
Anthony K. Chan, Chief Financial Officer and Director	None	None	600,000 / 0	0 / 0
James McCargo, Director and Secretary	None	None	230,000 / 120,000	0 / 0

(1) Based on using $2.00 per share as the fair market value of our stock as of December 31, 2005, which was in turn based upon our most recent sales price of common stock in an arms length transaction which occurred during October, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of our outstanding shares of Common Stock;

  each director and officer; and

  all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
ECapital Group, Inc. *	4,869,999	28.5%
PeopleWeb Communications *	3,184,479	18.6%
Kevin Le	1,100,000	6.4%
Norman Boether	850,000	5.0%
Benedict Van (director and executive officer) *	186,359	1.1%
Anthony K. Chan (director and executive officer)	249,146	1.5%
James McCargo (director and executive officer)	--	--
All Directors and Officers as a group (3 persons)	435,505	2.6%

* Mr. Van is also the controlling person of ECapital Group, Inc. and PeopleWeb Communications. Mr. Van disclaims beneficial ownership of the Company shares owned by ECapital Group, Inc. and PeopleWeb Communications. His pecuniary interest in such shares, based on his percent ownership of such entities would be approximately 4,380,000 and 1,900,000 shares, respectively.  Mr. Van is the sole director of ECapital Group, Inc. and the sole director of PeopleWeb Communications.

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

The address for ECapital Group is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

The address for PeopleWeb Communications is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

Item 12. Certain Relationships and Related Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company agreed to pay the CEO of the Company from $5,000 to $8,000 per month as a management fee and $120,000 per year after the Company raises at least $1,000,000. Total management fee amounts to $42,611 during the year ended December 31, 2005 and are included in professional fees.

The Company receives advances from related parties through common ownership during the normal course of business. The balance of due to related party is $12,790 as of December 31, 2005.

During and subsequent to the year ended December 31, 2005, the Company conducted discussions with HereUare Communications, an entity related to the Company through common ownership, regarding a possible merger of the two entities. Terms of the potential merger transaction will be dependent upon appraisal reports on both entities being prepared by a third party valuation firm.

Item 13. Exhibits

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 34 of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services

Accountants Fees. The Board of Directors pre-approves and reviews audit and permissible non-audit services to be performed by the Company's independent registered public accounting firm, including fees charged by Kabani & Co., Inc. for such services. The Board of Directors approved the provision of all of the services described below and determined that such provision is compatible with maintaining the independence of Kabani & Co., Inc. The following table sets forth the aggregate fees billed or to be billed by Kabani & Co. for fiscal years 2005 and 2004:

     Description of Services          2005        2004
                                   ----------  ----------
     Audit Fees (1)                $  27,000   $  22,500
     Audit-Related Fees (2)              -           -
     Tax Fees (3)                        -           -
     All Other Fees (4)                  -           -
                                   ----------  ----------
          Total                    $  27,000   $  22,500
                                   ==========  ==========

(1) Audit Fees represents the aggregate fees billed or to be billed for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports during such period, and assistance and review of documents provided in connection with statutory or regulatory filings, and Section 404 attestation.

(2) Audit-Related Fees represents the aggregate fees billed or to be billed for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3) Tax Fees represents the aggregate fees billed or to be billed for professional services rendered for tax compliance, advice, and planning.

(4) All Other Fees represents the aggregate fees billed or to be billed for other services not included above.

Pre-Approval Policies and Procedures. It is the Company's policy that all non-audit services to be performed by the Company's independent registered public accounting firm be approved in advance by the Board of Directors. The Company's policy on auditor independence requires that, prior to engaging the independent registered public accounting firm in any non-audit related activity other than that specifically authorized by the Company's policy on auditor independence, Company management report to the Board of Directors the nature of the proposed activity, including the reasons why (i) it is necessary or beneficial to the Company to use the independent registered public accounting firm to engage in such activity, and (ii) the steps being taken to ensure that the engagement of the independent registered public accounting firm in such activity will not, among other things, violate applicable laws or regulations of the United States and applicable states. In order for the Company to engage the independent registered public accounting firm in the proposed activity, the Company must obtain Board of Director approval.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Benedict Van and Anthony K. Chan as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 17, 2006
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Financial Officer (Principal Financial Officer) and Member of the Board of Directors	April 17, 2006
By: /s/ James McCargo James McCargo	Member of the Board of Directors	April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PeopleNet International Corporation and subsidiary

We have audited the accompanying consolidated balance sheet of Peoplenet International Corporation and subsidiary, a Delaware Corporation (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoplenet International Corporation and subsidiary as of December 31, 2005 and the results of their operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $20,714,886 including net losses of $1,034,957 and $507,091 for the years ended December 31, 2005 and 2004, respectively. These factors as discussed in Note 14 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles
April 7, 2006

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

                        ASSETS

CURRENT ASSETS:
  Cash & cash equivalents                     $ 1,297,060
  Prepaid rent                                     46,542
                                              ------------
    Total current assets                        1,343,602

PROPERTY & EQUIPMENT - net                         84,246

INTANGIBLE ASSETS - net                             7,860

DEPOSITS                                           98,149

                                              ------------
                                              $ 1,533,857
                                              ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $   452,325
  Advances from related parties                    12,790
  Advances for shares to be issued                170,000
                                              ------------
    Total current liabilities                     635,115
                                              ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized;
    none issued                               $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    17,086,499 shares issued and
    outstanding                                     1,709
  Additional paid-in capital                   21,753,237
  Subscription receivable                         (51,000)
  Deferred compensation charges                   (90,318)
  Accumulated deficit                         (20,714,886)
                                              ------------
    Total Stockholders' Equity                    898,742
                                              ------------
                                              $ 1,533,857
                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                  2005          2004
                                              ------------  ------------
                                                             (Restated)

REVENUES                                      $     9,069   $    10,278

COSTS AND EXPENSES
  Depreciation and amortization                    15,955           -
  Rent                                            162,600           -
  Salaries and payroll taxes                      151,345           -
  Professional fees                               339,114        89,383
  General and administrative                      377,687       441,690
                                              ------------  ------------
    Total Costs and Expenses                    1,046,701       531,073

                                              ------------  ------------
LOSS FROM OPERATIONS                           (1,037,632)     (520,795)

OTHER INCOME (EXPENSE)
  Gain on sale of marketing & distributor
    rights of software                                -          20,000
  Interest income (expense)                         3,475        (5,496)
                                              ------------  ------------
                                                    3,475        14,504

LOSS BEFORE INCOME TAXES                       (1,034,157)     (506,291)

PROVISION FOR INCOME TAXES                            800           800
                                              ------------  ------------
NET LOSS                                      $(1,034,957)     (507,091)
                                              ============  ============

Basic & diluted weighted average number
  of common stock outstanding                  16,394,546    15,831,213
                                              ============  ============

Basic and diluted net loss per share          $     (0.06)  $     (0.03)
                                              ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                  Common Stock
                                -----------------   Additional                  Deferred     Related                      Total
                                 Number              Paid-In    Subscription  Compensation    Party      Accumulated   Stockholders'
                                of shares  Amount    Capital     Receivable     Charges     Receivable     Deficit     Equity (Deficit)
                               ----------  ------  -----------  ------------  ------------  ----------  -------------  ----------------
Balance, as of
January 1, 2004                15,749,999  $1,575  $19,080,371  $       -     $  (632,225) $ (260,682)  $(18,912,157)  $   (723,118)
                               ----------  ------  -----------  ------------  ------------  ----------  -------------  -------------
Deemed dividend - Write off
of related party receivable           -       -            -            -             -       260,682       (260,682)           -

Shares issued for cash            225,000      23      449,978          -             -           -              -          450,000

Shares issued to settle for debts  91,500       9      182,991          -             -           -              -          183,000

Amortization of deferred
compensation charges                  -       -            -            -         270,953         -              -          270,953

Net loss for the year (restated)      -       -            -            -             -           -         (507,091)      (507,091)
                               ----------  ------  -----------  ------------  ------------  ----------  -------------  -------------
Balance, as of
December 31, 2004 (restated)   16,066,499  $1,607  $19,713,339  $       -     $  (361,272) $      -     $(19,679,930)  $   (326,256)
                               ----------  ------  -----------  ------------  ------------  ----------  -------------  -------------

Shares issued for cash            994,500      99    1,988,901          -             -           -              -        1,989,000

Shares issued for
subscription receivable            25,500       3       50,997      (51,000)          -           -              -              -

Amortization of deferred
compensation charges                  -       -            -            -         270,954         -              -          270,954

Net loss for the year                 -       -            -            -             -           -       (1,034,957)    (1,034,957)
                               ----------  ------  -----------  ------------  ------------  ----------  -------------  -------------
Balance, as of
December 31, 2005              17,086,499  $1,709  $21,753,237  $   (51,000)  $   (90,318) $      -     $(20,714,886)  $    898,742
                               ==========  ======  ===========  ============  ============  ==========  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                             2005           2004
                                                         ------------   ------------
                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $(1,034,957)   $  (507,091)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           15,954            -
      Gain on sale of marketing & distribution right
        of software                                              -          (20,000)
      Amortization of deferred compensation charges          270,954        270,953
      (Increase) / decrease in current assets:
          Prepaid rent                                       (46,542)           -
          Deposits                                           (98,149)           -
      Increase / (decrease) in current liabilities:
          Accounts payable & accrued expenses                  1,107        111,719
          Advance from related party                         (40,401)           -
                                                         ------------   ------------
      Net cash used in operating activities                 (932,033)      (144,418)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Receipt from sale of marketing & distribution right
    of software                                                  -           20,000
  Acquisition of equipments and intangible assets            (95,033)       (13,027)
                                                         ------------   ------------
  Net cash provided by / (used in) investing activities      (95,033)         6,973
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   1,989,000        450,000
  Proceeds from shares to be issued                           18,000        152,000
  Payment of notes from related parties                       (4,500)       (55,500)
  Payment on loans from related parties                          -         (174,200)
  Proceeds of loans from related parties                         -           86,000
                                                         ------------   ------------
      Net cash provided by financing activities            2,002,500        458,300
                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           975,434        320,855

CASH & CASH EQUIVALENTS, beginning balance                   321,626            771
                                                         ------------   ------------
CASH & CASH EQUIVALENTS, end balance                     $ 1,297,060        321,626
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for

    Interest                                             $       -      $       -
                                                         ============   ============
    Income taxes                                         $       -      $       -
                                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations, Stock Split, and Spin-off

Nature of Operations - PeopleNet International Corporation (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions including web-based email and office automation bundle and a voice over internet protocol telephony product. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity.

In December 2005, the Company formed Completo Communications Corporation, a wholly owned subsidiary, to support voice termination services within the Company's international VoIP solutions.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

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

Property and Equipment - Property and equipment is stated at cost. Depreciation for property and equipment is computed using the straight-line method over an estimated useful life of three years for computer equipment and five years for non-electronic property.

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

Intangible Assets - The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. The Company did not receive any revenue from licensing agreements in the year ended December 31, 2005.

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

Recent pronouncements - In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment.  This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation.  SFAS No. 123(R) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members.  This standard requires the expensing of all share-based compensation, including options, using the fair value based method.  The effective date of this standard for the Company will be January 1, 2006.  Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.   This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on our financial position or results of operation.

Reclassifications - Certain comparative amounts have been reclassified to conform to the period ended December 31, 2005 presentation.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31, 2005:

            Equipment                        $  69,626
            Production equipment                30,350
                                             ----------
                                                99,976
            Less accumulated depreciation      (15,730)
                                             ----------
                                             $  84,246
                                             ==========

Depreciation expense was $15,730 and $0 for the years ended December 31, 2005 and 2004, respectively.

Note 4 - Intangible Assets

Intangible asset includes one domain name, "youarehere.com", the Company purchased in December 2005, and its related accumulated amortization as of December 31, 2005 is as follows:

            Domain name purchased            $  8,085
                                             ---------

            Less accumulated amortization        (225)
                                             ---------
                                             $  7,860
                                             =========

Amortization expense was $225 and $0 for the years ended December 31, 2005 and 2004, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

            2006:    $2,695
            2007:    $2,695
            2008:    $2,470

Note 5 - Deposits

Deposits comprised of the following at December 31, 2005:

            Legal fee retainer               $ 50,000
            Rent deposit                       33,749
            Advance for software purchase      14,400
                                             ---------
                                             $ 98,149
                                             =========

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31, 2005:

            Accounts payable                 $   4,200
            Accrued litigation                  72,000
            Accrued expenses                    57,774
            Accrued payroll taxes               13,678
            Accrued interests                    6,400
            Other liabilities                  298,273
                                             ----------
                                             $ 452,325
                                             ==========

Note 7 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured.

Note 8 - Notes Payable - Related Party

At December 31, 2004, the Company had an unsecured note payable of $4,500 from a related party, related through the Chairman of the Company. The note was paid off at the beginning of fiscal year 2005.

Interest expense for the years ended December 31, 2005 and 2004 were $0 and $1,699, respectively.

Note 9 - Income Taxes

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. The Company used to file a consolidated income tax return with PSCT. The Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $20,715,000 the benefits of which is to expire in 2014 through 2022 for federal purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code. Differences between financial statement and tax losses was immaterial at December 31, 2005. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      2005       2004
                                                    --------   --------
    Tax expense (credit) at statutory rate-Federal    (34)%      (34)%
    State tax expense net of federal tax               (6)        (6)
    Changes in valuation allowance                     40          40
                                                    --------   --------
    Tax expense at actual rate                          -           -
                                                    ========   ========

Income tax expense consisted of the following:

                                             2005         2004
                                          ----------   ----------
                                                       (Restated)
    Current tax expense:
    Federal                               $     -      $     -
    State                                       800          800
                                          ----------   ----------
    Total Current                         $     800    $     800

    Deferred tax credit:
    Federal                               $ 352,000    $ 172,000
    State                                    62,000       30,000
                                          ----------   ----------
    Total deferred                        $ 414,000    $ 202,000
    Less: valuation allowance              (414,000)    (202,000)
                                          ----------   ----------
    Net Deferred tax credit                     -            -

                                          ----------   ----------
    Tax expense                           $     800    $     800
                                          ==========   ==========

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 are as follows:

                                  2005            2004
                              ------------    ------------
                                               (Restated)

    NOL carryforward          $ 7,042,000     $ 6,628,000
    Valuation allowance        (7,042,000)     (6,628,000)
                              ------------    ------------
                              $       -       $       -
                              ============    ============

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2005.

Note 10 - Commitments and Contingencies

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement.

During the third and fourth quarters of fiscal year 2005, three shareholders of the Company, through their representative, claimed that the Company made misleading representations when the shareholders purchased a total of 826,500 shares of the Company from 2002 to 2005. The Company's counsel had oral dialogue and exchanged letters with the representative. In January 2006, two of the three shareholders demanded rescission of their investments, amounting up to $735,000. The Company, while continues to assert that there is no impropriety in the Company's sale of securities to any shareholder, is in discussion with the shareholders' representative regarding this matter.

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC. The Company paid the full amount of $115,000 for the entire sublease period. Rent expense for the year ended December 31, 2005 under this agreement was $79,100.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payment amounts to $10,604 and the rent expense for the year ended December 31, 2005 under this agreement was $83,500.

Note 11 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company agreed to pay the CEO of the Company from $5,000 to $8,000 per month as a management fee and $120,000 per year after the Company raises at least $1,000,000. Total management fee amounts to $42,611 during the year ended December 31, 2005 and are included in professional fees.

The Company receives advances from related parties through common ownership during the normal course of business. The balance of due to related party is $12,790 as of December 31, 2005.

Note 12 - Common Stock / Options

Common Stock

2005

During the year ended December 31, 2005, the Company issued 994,500 shares of common stock for cash amounting to $1,986,000.

During the year ended December 31, 2005, the Company issued 25,500 shares of common stock for subscription receivable amounting to $51,000.

2004

During the year ended December 31, 2004, the Company issued 91,500 shares of common stock valued at $183,000 for settlement of debt.

During the year ended December 31, 2004, the Company issued 225,000 shares of common stock for cash amounting to $450,000.

Stock Options

Between April and May 2002, the Company issued a total of 6,820,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. Due to the difference in valuation between certain intangible assets the Company acquired in March 2002 with the Company's common stock at $0.08 per share and common stock the Company sold to an investor in June 2002 at the price of $1.00 per share, the Company valued these options at a total of approximately $4.5 million.. The remaining unvested options are deferred and will be amortized over the vesting period. During the year ended December 31, 2005, the Company amortized deferred compensation of $270,954.

On February 21, 2005, the Company granted 350,000 options to one Director. 175,000 options vested on May 6, 2005; 25,000 options vested on June 30, 2005 and then 15,000 options vest per quarter thereafter. The options expire on December 31, 2007.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2005 and 2004:

                                                     Weighted
                                                      Average
                                                     Exercise
                                       Under Plan       Price
                                       ----------    --------
        Balance, December 31, 2003      6,820,620      $0.10
          Granted                             -          -
          Exercised or lapsed                 -          -
                                       ----------    --------
        Balance, December 31, 2004      6,820,620      $0.10
          Granted                         350,000      $2.00
          Lapsed                         (110,000)     $0.92
          Exercised                           -          -
                                       ----------    --------
        Balance, December 31, 2005      7,060,620      $0.19
                                       ==========    ========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2005:

                      Options Outstanding             Options Exercisable
                      -------------------            ---------------------
                            Weighted
                            Average        Weighted               Weighted
                            Remaining      Average                Average
            Number         Contractual     Exercise  Number       Exercise
         Outstanding          Life          Price    Exercisable   Price
         -----------  -------------------  --------  -----------  --------
2005
Options   7,060,620            .45           $0.19    6,321,094     $0.15

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options and non-employee directors. Accordingly, no compensation cost was recognized for the options granted during the year ended December 31, 2005 as the options granted were equal to fair market value of the stock on the date of grant, which is $2.00.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005, as follows ($ in thousands, except per share amounts).

    Net loss - as reported                            $   (1,035)
    Stock-based employee compensation expense
      included in reported net income, net of tax            -

    Total stock-based employee compensation expense
      determined under fair-value-based method
      for all rewards, net of tax                            (43)
                                                      -----------
    Pro forma net loss                                $   (1,078)
                                                      ===========

    Net loss per share
    Basic and diluted, as reported                    $    (0.06)
    Basic and diluted, pro forma                      $    (0.06)

The Company did not issue any stock options in the year ended December 31, 2004.

Note 13 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Cash flow statements do not include effect of the non-cash investing and financing activities of issuance of 91,500 shares of common stock for acquisition of intangible assets amounting $183,000 in 2004.

Note 14 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $20,714,886 at December 31, 2005. The Company incurred a net loss of $1,034,957 and $507,091 for the years ended December 31, 2005 and 2004, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is marketing its software and communication products and is expected to generate revenues in the following year. The Company is also looking at the possible acquisition of a search engine software company. However, there can be no assurance that these plans could be successfully executed due to current investment climate.

Note 15 - Deemed dividend

On June 22, 2001, PSCT approved a plan to spin-off the Company to the shareholders as a tax-free distribution. As a part of the transaction, PSCT agreed to pay to the Company certain amount, since liabilities incurred by PSCT for the same amount, were recorded by the Company. The receivable from PSCT amounted to $260,682 at December 31, 2004. On December 31, 2004, the Company evaluated the receivable and decided to write it off as such amount was no longer collectible. The Company recorded the write off as deemed dividend in the statements of stockholders' equity in the accompanying financial statement.

Note 16 - Restatement

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

The effects of the correction of the errors are as follows:

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

Note 17 - Subsequent Events

Within the three month period subsequent to the year ended December 31, 2005, the Company issued 50,000 shares of common stock against advances of $100,000 for those shares to be issued.

The Company hired a Chief Operating Officer who is also the Chief Marketing Officer, and also elected two more directors to the Board.

The Company granted 500,000 options to two Directors who joined our Board and 700,000 options to the COO/Chief Marketing Officer. The options have an exercise price of $2 per share.

INDEX TO EXHIBITS

Exhibit No.       Exhibit Description

3.1(1) Certificate of Incorporation, as amended on July 24, 2001
3.2(1) By-laws
4.1(1) 2001 Stock Option Plan
4.2(1) 2001 Non-Employee Director Stock Option Plan
4.3(1) 2001 Stock Incentive Plan
10.1(1) Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1) Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1) Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1) Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1) Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2) Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2) Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
21.0 Subsidiaries of the Small Business Issuer
23.1 Consent of Independent Registered Public Accounting Firm - See page 18
24.0 Power of Attorney - See page 17
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0 Section 1350 Certifications

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002

Exhibit 21.0

Subsidiaries of the Small Business Issuer

Completo Communications Corporation

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of PeopleNet International Corporation, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 17, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 17, 2006

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 17, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

and

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

The material contained in Exhibit 32.0 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.