Form 10QSB
period 2006-03-31
PEOPLENET INTERNATIONAL CORP
filed 2006-05-22
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Number of shares of common stock, par value $0.0001, outstanding as of May 22, 2006 is 17,136,499.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For March 31, 2006

TABLE OF CONTENTS

PART I

Item 1. Consolidated Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     March 31,
                                                       2006
                                                   ------------
ASSETS
  Current assets
    Cash & cash equivalents                        $   608,288
    Accounts receivable                                  2,798
    Prepaid expense                                     45,176
                                                   ------------
      Total current assets                             656,262

  Property & equipment - net                           126,553
  Intangible assets - net                                7,185
  Deposit                                              218,149
                                                   ------------
    Total assets                                   $ 1,008,149
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accrued expenses                               $   505,756
    Advance for shares to be issued                     70,000
    Advances from related parties                       10,340
                                                   ------------
      Total current liabilities                        586,096
                                                   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                         -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      17,136,499 shares issued and
      outstanding                                        1,714
    Additional paid-in capital                      22,045,986
    Subscription receivable                            (51,000)
    Accumulated deficit                            (21,574,647)
                                                   ------------
      Total stockholders' equity                       422,053
                                                   ------------
                                                   $ 1,008,149
                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                       For The Three Month Periods Ended
                                       ---------------------------------
                                                   March 31,
                                             2006           2005
                                         ------------    ------------
REVENUES

  Voice Over Internet Protocol (VoIP)    $     2,798     $       -
  Hosting & other                                195           3,891
                                         ------------    ------------
    Total revenues                             2,993           3,891
                                         ------------    ------------

COSTS AND EXPENSES
  Depreciation & amortization                  9,982           1,234
  Rent                                        53,374          34,376
  Salaries and payroll taxes                 203,591          16,929
  Professional fees                          233,825         150,625
  General and administrative                 364,446          80,122
                                         ------------    ------------
    Total costs and expenses                 865,217         283,286
                                         ------------    ------------

LOSS FROM OPERATIONS                        (862,224)       (279,395)

OTHER INCOME (EXPENSES)
  Interest expense                               -               -
  Interest income                              3,264             564
                                         ------------    ------------
  Total other income (expenses)                3,264             564

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                (858,961)       (278,831)

PROVISION FOR INCOME TAXES                       800             800
                                         ------------    ------------
NET LOSS                                 $  (859,761)    $  (279,631)
                                         ============    ============
Basic and diluted weighted average
  number of shares outstanding            17,133,721      16,148,210
                                         ============    ============
Basic and diluted loss per share              $(0.05)         $(0.02)
                                         ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  For The Three Months Periods Ended
                                                  ----------------------------------
                                                               March 31,
                                                         2006            2005
                                                     ------------    ------------
                                                      (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (859,761)    $  (279,631)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                        9,982           1,234
      Non-cash compensation charges                      283,072          67,739
      (Increase) decrease in current assets
         Accounts receivable                              (2,798)            -
         Other current assets                           (118,634)       (102,624)
         Other assets                                        -           (23,061)
      Increase (decrease) in current liabilities
         Accrued expenses                                 53,430         (25,273)
                                                     ------------    ------------
      Net cash used in operating activities             (634,708)       (361,616)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                       (51,614)        (31,958)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                         -           326,000
  Payment for notes from related parties                  (2,450)       (129,500)
  Proceeds from loans from related parties                   -            67,500
                                                     ------------    ------------
    Net cash provided by (used in)
       financing activities                               (2,450)        264,000
                                                     ------------    ------------

NET DECREASE IN CASH & CASH EQUIVALENTS                 (688,772)       (129,574)

CASH & CASH EQUIVALENTS, beginning balance             1,297,061         321,676
                                                     ------------    ------------
CASH & CASH EQUIVALENTS, ending balance              $   608,288     $   192,102
                                                     ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

Note 4 - Recent pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Note 5 - Reclassifications

Certain comparative amounts have been reclassified to conform to the three month periods ended March 31, 2006 and 2005.

Note 6 - Loss per share

Earnings per share for the three month periods ended March 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 7 - Property and Equipment

The property & equipment comprised of the following at March 31, 2006:

Equipment                                        $  119,861
Furniture                                            31,728
                                                 ----------
                                                    151,589
Less accumulated depreciation and amortization       25,036
                                                 ----------
                                                 $  126,553
                                                 ==========

Depreciation expense was $9,307 and $1,234 for the three month periods ended March 31, 2006 and 2005, respectively.

Note 8 - Intangible Assets

Intangible asset includes one domain name, "youarehere.com", the Company purchased in December 2005, and its related accumulated amortization as of March 31, 2006 is as follows:

            Domain name purchased            $  8,085
                                             ---------

            Less accumulated amortization        (900)
                                             ---------
                                             $  7,185
                                             =========

Amortization expense was $675 and $0 for the three month periods ended March 31, 2006 and 2005, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

            2007:    $2,695
            2008:    $2,695
            2009:    $1,792

Note 9 - Deposits

Deposits comprised of the following at March 31, 2006:

            Legal fee retainer               $ 50,000
            Rent deposit                       33,749
            Advance for software purchase     134,400
                                             --------
                                             $218,149
                                             ========

In November 2005 and February 2006, the Company signed two agreements with two companies for the development of software solutions and modules to be integrated into its own software products. As of March 31, 2006, the Company is obligated to pay an additional $55,600 in aggregate under these two agreements upon delivery of the final software versions.

Note 10 - Accrued Expenses

Accrued expenses comprised of the following at March 31, 2006:

            Accrued litigation               $ 72,000
            Accrued expenses                  129,082
            Accrued interest                    6,400
            Other liabilities                 298,273
                                             --------
                                             $505,756
                                             ========

Note 11 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured. The Company receives advances from related parties through common ownership during the normal course of business. The balance of advances from related parties is $10,340 as of March 31, 2006.

Note 12 - Commitments and Contingencies

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

During the third and fourth quarters of fiscal year 2005, three shareholders of the Company, through their representative, claimed that the Company made misleading representations when the shareholders purchased a total of 826,500 shares of the Company from 2002 to 2005. The Company's counsel had oral dialogue and exchanged letters with the representative. In January 2006, two of the three shareholders demanded and the Company rejected rescission of their investments, amounting up to $735,000. The Company, while continuing to assert that there is no impropriety in the Company's sale of securities to any shareholder, has continued to have communication with the shareholders' representative regarding this matter.

On January 27, 2005, the Company entered into a 16-month sublease agreement with Teknion LLC. The Company paid the full amount of $115,000 for the entire sublease period. Rent expense for the three month periods ended March 31, 2006 and 2005 was $21,563 and $14,376 respectively.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payment amounts to $10,604. Rent expense for the three month periods ended March 31, 2006 and 2005 was $31,812 and $15,906 respectively.

Note 13 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees for the three month period ended March 31, 2005.

During the year ended December 31, 2005, the Company agreed to pay the CEO of the Company from $5,000 to $8,000 per month as management compensation and $120,000 per year after the Company raises at least $1,000,000. Total compensation for the management amounts to $20,000 during the three month period ended March 31, 2006.

During the three month period ended March 31, 2006, the Company paid management compensation amounting to $25,870 to its CFO.

Note 14 - Common Stock / Options

Common Stock

During the three month period ended March 31, 2006, the Company completed the issuance of 50,000 shares of common stock which had been subscribed and paid for during the fourth quarter of fiscal 2005, reducing "Advances for Shares to be Issued" from $170,000 to $70,000.

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

On February 21, 2005, the Company granted 350,000 options exercisable at $2 per share to one Director. 175,000 options vested on May 6, 2005; 25,000 options vested on June 30, 2005 and then 15,000 options vest per quarter thereafter. The options expire on December 31, 2007.

On February 13, 2006, the Company granted 250,000 options exercisable at $2 per share to one Director. 125,000 options vested immediately; 25,000 options shall vest on each of June 30 and December 31 of 2006 and 2007; and the last 25,000 options shall vest on February 13, 2008. The options expire on February 12, 2011.

On February 22, 2006, the Company granted 700,000 options exercisable at $2 per share to one employee. 175,000 options vested immediately; 10,937.50 options shall vest monthly thereafter over the following 48 months. The options expire on February 21, 2012.

On March 30, 2006, the Company granted 250,000 options exercisable at $2 per share to one Director. 125,000 options vested immediately; 25,000 options shall vest on each of June 30 and December 31 of 2006 and 2007; and the last 25,000 options shall vest on March 30, 2008. The options expire on March 29, 2011.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2006:

                                                Weighted
                                                 Average
                                                Exercise
                                Under Plan         Price
                               ------------     ---------
Balance, December 31, 2003       6,820,620         $0.10
  Granted                           -               -
  Exercised or lapsed               -               -
                               ------------     ---------
Balance, December 31, 2004       6,820,620         $0.10
  Granted                          350,000          2.00
  Lapsed                          (110,000)         0.92
  Exercised                            -             -
                               ------------     ---------
Balance, December 31, 2005       7,060,620         $0.19
  Granted                        1,200,000          2.00
  Exercised or lapsed                  -             -
                               ------------     ---------
Balance, March 31, 2006          8,260,620         $0.45
                               ============     =========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2006:

                          Options
                        Outstanding                 Options Exercisable
                         Weighted                 ------------------------
                          Average      Weighted                   Weighted
                         Remaining     Average                    Average
            Number      Contractual    Exercise      Number       Exercise
          Outstanding      Life         Price      Exercisable     Price

Options    8,260,620       1.02         $0.45       7,352,193      $0.27

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the three month period ended March 31, 2006 includes compensation expense for all stock-based compensation awards vested during the three month period ended March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Impact of adoption of SFAS No. 123-R in Q1 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $283,072 or $0.02 per basic and diluted share during the three month ended March 31, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $215,333 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the three month ended March 31, 2005, the Company recorded $67,739 of stock based compensation expense.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in 2005 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.25%; dividend yield of 0%; expected weighted average option life of 3 years; and volatility of 0%.

The fair value of the options granted during the three month period ended March 31, 2006 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.50%; dividend yield of 0%; expected average option life of 5 years to 6 years; and volatility of 0%.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the three month ended March 31, 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 15 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the three month periods ended March 31, 2006 and 2005, the Company paid income tax of $-0- for each of the periods. During the three month periods ended March 31, 2006 and 2005, the Company paid interest expense of $-0- for each of the periods.

During the three month period ended March 31, 2006, the Company issued 50,000 shares of common stock against advances for shares to be issued amounting to $100,000.

Note 16- Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $21,574,647 at March 31, 2006. The Company incurred a net loss of $859,761 and $279,631 for the three month periods ended March 31, 2006 and 2005, respectively.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods. The company plans to conduct a financing to raise additional working capital later during fiscal 2006. The Company is also looking at the possible merger with a search engine software company. However, there can be no assurance that the Company will generate material revenue from its products, will be able to raise monies in a financing, and if so on attractive terms, or will be able to consummate such a merger.

Note 17 - Subsequent Event

On May 5, 2006, the Company issued a total of 1,493,000 options to 9 employees and 1 consultant of the Company. The options have an exercise price of $2 per share and they expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

In January 2006, the Board of Directors approved the extension of expiration of options granted in 2002 to certain officers and staff of the Company. Such options would have otherwise expired in May 2006 and the approval extended the expiration date for another 3 years to 2009. Expense due to the extension of those options will be made in the three month period ended June 30, 2006.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Based on the experiences we had with the safe web browser and business communication software, the Company has developed a Voice over Internet Protocol ("VoIP") telephony product. Our VoIP service, branded as "hereUare Connected," is a true peer-to-peer (P2P) solution, delivering high quality audio while utilizing minimal (20kbps) bandwidth overhead.  Our Softphone is a multi-media application that works in association with our VoIP technology and enables a user to make calls directly from a personal computer or laptop and allows a customer to communicate over the Internet. Appearing as an image of a telephone on a customer's computer, the Softphone application can be downloaded from our web site and uses simple hardware such as a USB phone or headset connected to the computer.  HereUare Connected's Softphone uses Windows software that will eventually allow customers to incorporate Instant Messaging (IM) and email.  The solution also contains highly secure, proprietary encryption methods and gate-keeper algorithms to ensure secure conversations, text messages, and file transfers.

The Company plans to sell its VoIP services directly to large, international phone companies and resellers wishing to gain entry into the marketplace and take advantage of the cost savings associated with VoIP.  The Company believes that VoIP allows these entities to compliment their current services with one that otherwise would be cannibalizing their markets.  We have such potential customers in Vietnam, and are in the process of attempting to create partnerships with local governments and agencies in North America and other parts of the Asia Pacific region. The Company's initial marketing strategy is to leverage certain relationships of our senior management team and Board of Directors have high level contacts with certain of such entities and we are currently leveraging these relationships to try to enter the VoIP market while maintaining low costs of sales and marketing, although no assurance of success can be given.

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

The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's VoIP product line will prove commercially ready when tested on a larger scale by third parties. The Company plans to begin beta-testing of its VoIP products in the 2nd quarter of 2006. The Company has generated insignificant revenue from its VoIP products and has no wholesale customers for its VoIP products as of the date of filing of this quarterly report.

Critical Accounting Policies

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies, litigation, and value of option expenses. The Company has also chosen certain accounting policies when options were available, including:

  The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

  The fair value method under SFAS 123 to account for our options that vested during this period; and

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

Results of Operation

During the three month period ended March 31, 2006 the Company has been primarily active in further developing our software products and in creating a marketing and sales infrastructure. The Company plans to release its software product during the quarter ended June 30, 2006, on a limited basis.

Revenues

During the three month periods ended March 31, 2006 and 2005 the Company had insignificant revenues.

Costs and Expenses

During the three-month periods ended March 31, 2006 and 2005, we incurred rent expenses in the amounts of $53,374 and $34,376 respectively.  We also had $203,591 in salaries and payroll taxes for the three month period ended March 31, 2006 as we employed several engineers for the development of our software products and hired additional persons in marketing and administration as well; while salaries and payroll taxes for the same period in 2005 were $16,929. We paid professional fees in the amounts of $233,825 and $150,625 respectively for same periods in 2006 and 2005.  The professional fees for the fiscal 2006 first quarter were primarily for consultants in technology and business development and for legal fees, while those for the fiscal 2005 first quarter were primarily for software development and legal fees. General and administrative expenses for the quarter ended March 31, 2006 were $364,446 which included $283,072 in non-cash compensation charge due to the fair market value of options vested during the quarter (see Note 9 of Notes to Financial Statements), $13,938 for internet services, $13,917 for insurance and $14,524 in travel expense. The general and administration expense was $80,122 for 2005 which included non-cash compensation charge of $67,739.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2006, was $422,053 and net cash used for operating activities was $634,708. During the same quarterly period, we purchased property and equipment in the amount of $51,614. As of March 31, 2006, we had approximately $600,000 of cash remaining, which at the rate of cash utilization during the first quarter, would last until June 30, 2006. While we plan to reduce our cash utilization during the three month period ended June 30, 2006, and hope to begin to generate cash from revenues, no assurance can be given, and we will need to raise additional financing or generate cash from operations prior to September 30, 2006, in order to sustain our operations at a viable level. We may or may not be able to raise the necessary equity capital and any funds raised may or may not be on the terms we seek.

Office-Balance Sheet Arrangements

We have no off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2006, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

As part of the sale of unregistered equity in the quarter ended December 31, 2005, we collected $170,000 shown on our balance sheet under current liabilities as "Advance for shares to be issued" and we obtained subscription agreements for some of these shares. On January 5, 2006, pursuant to instructions given prior to December 31, 2005, we issued 50,000 shares of common stock against $100,000 of this advance. The balance shown on our balance sheet under current liabilities as "Advance for shares to be issued" as of March 31, 2006 was $70,000. These 50,000 shares were issued to accredited individual investors pursuant to the exempt from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D.

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
Exhibit 32.0 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 22, 2006 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarterly period ended March 31, 2006;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's first fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

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

Date: May 22, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarter period ended March 31, 2006;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's first fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

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

Date: May 22, 2006

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 22, 2006

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