Form 10KSB/A
period 2005-12-31
PEOPLENET INTERNATIONAL CORP
filed 2006-06-19
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

First Amendment to

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

      Aggregate market value of common stock held by non-affiliates at March 31, 2006:  $17,293,032 (see Note A)

      Number of shares of common stock outstanding at March 31, 2006: 17,136,499

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

Note A: Based upon the price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.

Explanatory Note: This First Amendment on Form 10-KSB/A to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is being filed in order to correct the aggregate market value of shares held by non-affiliates on the cover page, to correctly reflect outstanding options held by affiliates in Part III, Item 10 and 11, and to delete listing of "Exhibit No. 23.1 Consent of Independent Registered Public Accounting Firm" in Index to Exhibits as such consent was not included in the original filing and is inapplicable.

PEOPLENET INTERNATIONAL  INCORPORATION

2005 AMENDED ANNUAL REPORT ON FORM 10-KSB/A

INDEX

PART III

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

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2005 2004 2003 2002	None None None $23,500	$42,616 None None None	None None None None	None None None None	None None None 2,699,999	None None None None	None None None None
Anthony K. Chan	Chief Financial Officer & Director	2005 2004 2003 2002	None N.A. None None	$6,538 N.A. None None	None N.A. None None	None N.A. None None	None N.A. None 600,000	None N.A. None None	None N.A. None None
James McCargo	Director & Secretary	2005 2004 2003 and 2002	None None N.A.	$15,000 None N.A.	None None N.A.	None None N.A.	350,000 None 30,000	None None N.A.	None None N.A.

The following table sets forth certain summary information with respect to the stock options granted to our named executive officers for the period from January 1, 2005 through December 31, 2005.

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2005

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Benedict Van	None	--	--	--
Anthony K. Chan	None	--	--	--
James McCargo	350,000	100%	$2.00	12/31/2007

The following table shows the value at December 31, 2005 of unexercised options held by the named executive officers:

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable / unexercisable	Exercisable / unexercisable
Benedict Van, Chief Executive Officer, Chair or the Board and Director	None	None	2,699,999 / 0	$5,183,998 / 0
Anthony K. Chan, Chief Financial Officer and Director	None	None	600,000 / 0	$1,152,000 / 0
James McCargo, Director and Secretary	None	None	260,000 / 120,000	$56,400 / 0

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

The table assumes a total of 17,086,499 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of December 31, 2005. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.
Name and Address of Beneficial Owner (6)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	4,869,999	28.5%
PeopleWeb Communications (1)	3,184,479	18.6%
Kevin Le	1,100,000	6.4%
Norman Boether	850,000	5.0%
Benedict Van (director and executive officer) (1)	2,886,358 (2)	14.6%
Anthony K. Chan (director and executive officer)	849,146 (3)	4.8%
James McCargo (director and executive officer)	260,000 (4)	1.5%
All Directors and Officers as a group (3 persons)	3,995,504 (5)	19.4%

(1) Mr. Van is also the controlling person of ECapital Group, Inc. and PeopleWeb Communications. Mr. Van disclaims beneficial ownership of the Company shares owned by ECapital Group, Inc. and PeopleWeb Communications. His pecuniary interest in such shares, based on his percent ownership of such entities would be approximately 4,380,000 and 1,900,000 shares, respectively.  Mr. Van is the sole director of ECapital Group, Inc. and the sole director of PeopleWeb Communications. Including his pecuniary interest in such entities and his options described in Note (2) below, Mr. Van would own 9,166,358 shares which is 46.3%.

(2) Includes 2,699,999 shares issuable upon exercise of options exercisable within sixty days of December 31, 2005.

(3) Includes 600,000 shares issuable upon exercise of options exercisable within sixty days of December 31, 2005.

(4) Includes 260,000 shares issuable upon exercise of options exercisable within sixty days of December 31, 2005.

(5) Includes 3,559,999 shares issuable upon exercise of options exercisable within sixty days of December 31, 2005. This total excludes shares of ECapital Group, Inc. and PeopleWeb Communications which Mr. Van may be deemed to beneficially own per note (1). Including his pecuniary interest in such entities, officer and directors as a group would own 10,275,504 shares which is 49.8%.

(6) The address for the directors and executive officers, and for Mr. Le and Mr. Boether, is c/o PeopleNet International Corporation, 5201 Great America Parkway, Suite 239, Santa Clara, California 95054.

The address for ECapital Group is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

The address for PeopleWeb Communications is 5201 Great America Parkway, Suite 446, Santa Clara, CA 95054.

PART IV

Item 13. Exhibits

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 34 of this Form 10-KSB/A.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 16, 2006

PeopleNet International Corporation
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Benedict Van and Anthony K. Chan as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	June 16, 2006
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Financial Officer (Principal Financial Officer) and Member of the Board of Directors	June 16, 2006
By: /s/ James McCargo James McCargo	Member of the Board of Directors	June 16, 2006

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
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO (3)
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO (3)
32.0 Section 1350 Certifications (3)

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002
3. Exhibits applicable to this First Amendment are attached.

Exhibit 21.0

Subsidiaries of the Small Business Issuer

Completo Communications Corporation

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this First Amendment on Form 10-KSB/A (this "Amendment") to the annual report on Form 10-KSB of PeopleNet International Corporation for the fiscal year ended December 31, 2005;

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Amendment;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

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

Date: June 16, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this First Amendment on Form 10-KSB/A (this "Amendment") to the annual report on Form 10-KSB of PeopleNet International Corporation for this fiscal year ended December 31, 2005;

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Amendment;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

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

Date: June 16, 2006

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the First Amendment on Form 10-KSB/A (this "Amendment") to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Amendment fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 16, 2006

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