Form 10QSB
period 2006-06-30
PEOPLENET INTERNATIONAL CORP
filed 2006-08-14
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

Number of shares of common stock, par value $0.0001, outstanding as of July 31, 2006 is 17,136,499.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

Exhibit Index is on page 20.
Total Number of Pages: 60

PEOPLENET INTERNATIONAL CORPORATION

FORM 10-QSB

For June 30, 2006

TABLE OF CONTENTS

PART I

Item 1. Consolidated Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     June 30,
                                                       2006
                                                   ------------
ASSETS
  Current assets
    Cash & cash equivalents                        $    45,948
    Prepaid expense                                     56,980
                                                   ------------
      Total current assets                             102,928

  Property & equipment - net                           119,753
  Intangible assets - net                              191,232
  Deposit                                               91,650
                                                   ------------
    Total assets                                   $   505,563
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accrued expenses                               $   459,331
    Advance for shares to be issued                     70,000
    Advances from related parties                       90,652
                                                   ------------
      Total current liabilities                        619,982
                                                   ------------

  Stockholders' deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                         -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      17,136,499 shares issued and
      outstanding                                        1,714
    Additional paid-in capital                      30,169,296
    Subscription receivable                            (51,000)
    Accumulated deficit                            (30,234,429)
                                                   ------------
      Total stockholders' deficit                     (114,419)
                                                   ------------
                                                   $   505,563
                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                    Three Month Periods Ended    Six Month Periods Ended
                                   --------------------------  --------------------------
                                             June 30,                   June 30,
                                       2006          2005          2006          2005
                                   ------------  ------------  ------------  ------------
REVENUES
  Voice Over Internet Protocol
    (VoIP)                         $    16,970   $       -     $    19,768   $       -
  Hosting & other                          -           3,414           195         7,305
                                   ------------  ------------  ------------  ------------
    Total revenues                      16,970         3,414        19,963         7,305
                                   ------------  ------------  ------------  ------------

COST OF REVENUES                        23,642           -          23,642           -
                                   ------------  ------------  ------------  ------------
GROSS PROFIT (LOSS)                     (6,672)        3,414        (3,679)        7,305

COSTS AND EXPENSES
  Depreciation & amortization           17,000         2,737        26,982         3,971
  Rent                                  54,019        32,165       107,393        66,541
  Salaries and payroll taxes           270,523        36,137       474,114        53,066
  Professional fees                    108,590        27,367       342,415       177,992
  General and administrative         8,204,081       100,522     8,568,527       180,644
                                   ------------  ------------  ------------  ------------
    Total costs and expenses         8,654,213       198,927     9,519,430       482,213
                                   ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                (8,660,885)     (195,514)   (9,523,109)     (474,909)

OTHER INCOME
  Interest income                        1,102           132         4,366           696
                                   ------------  ------------  ------------  ------------
  Total other income                     1,102           132         4,366           696

                                   ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES        (8,659,783)     (195,381)   (9,518,743)     (474,212)

PROVISION FOR INCOME TAXES                 -             -             800           800
                                   ------------  ------------  ------------  ------------
NET LOSS                           $(8,659,783)  $  (195,381)  $(9,519,543)     (475,012)
                                   ============  ============  ============  ============
Basic & diluted weighted average
  number of shares outstanding      17,136,499    16,337,499    17,135,118    16,243,377
                                   ============  ============  ============  ============
Basic & diluted loss per share          $(0.51)       $(0.01)       $(0.56)       $(0.03)
                                   ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Six Months Periods Ended
                                                  ----------------------------
                                                            June 30,
                                                      2006            2005
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(9,519,543)    $  (475,012)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                    26,982           3,971
      Options granted for services                  8,406,382         135,478
      (Increase) decrease in current assets
         Prepaid expenses                             (10,438)       (237,829)
         Deposits                                       6,498         (23,061)
      Increase (decrease) in current liabilities
         Accrued expenses                               7,005         (27,642)
         Advance from related party                    77,862         (53,191)
                                                  ------------    ------------
      Net cash used in operating activities        (1,005,251)       (677,287)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (55,861)        (47,027)
  Purchase of intangible assets                      (190,000)            -
                                                  ------------    ------------
    Net cash used in investing activities            (245,861)        (47,027)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                      -           386,000
  Payment for notes from related parties                  -            (4,500)
  Advances for shares to be issued                        -            70,000
                                                  ------------    ------------
    Net cash provided by financing activities             -           451,500
                                                  ------------    ------------

NET DECREASE IN CASH & CASH EQUIVALENTS            (1,251,113)       (272,814)

CASH & CASH EQUIVALENTS, beginning balance          1,297,061         321,626
                                                  ------------    ------------
CASH & CASH EQUIVALENTS, ending balance           $    45,948         $48,812
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

Note 2 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This financial information reflects all adjustments, which are, in the opinion of the Company's management, of normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2006 and results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and statement of cash flows for the six-month periods ended June 30, 2006 and June 30, 2005.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in these financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited condensed consolidated financial statements of the Company for the year ended December 31, 2005, which were included in the annual report on Form 10-KSB.

Interim results are not necessarily indicative of results for the full fiscal year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

Note 5 - Reclassifications

Certain comparative amounts have been reclassified to conform to the three month periods ended June 30, 2006 and 2005.

Note 6 - Loss per share

Earnings per share for the three month periods ended June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 7 - Property and Equipment

The property & equipment comprised of the following at June 30, 2006:

Equipment                                        $  122,736
Furniture                                            33,100
                                                 -----------
                                                    155,836
Less accumulated depreciation                       (36,083)
                                                 -----------
                                                 $  119,753
                                                 ===========

Depreciation expense was $11,047 and $1,234 for the three month periods ended June 30, 2006 and 2005, respectively. Depreciation expense was $20,354 and $3,971 for the six month periods ended June 30, 2006 and 2005, respectively.

Note 8 - Intangible Assets

Intangible assets comprised of the following at June 30, 2006:

            Domain name purchased            $   8,085
            Software products                  190,000
                                             ----------
                                               198,085
            Less accumulated amortization       (6,853)
                                             ----------
                                             $ 191,232
                                             ==========

Amortization expense was $5,953 and $0 for the three month periods ended June 30, 2006 and 2005, respectively. Amortization expense was $6,628 and $0 for the six month periods ended June 30, 2006 and 2005, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

            2007:    $66,028
            2008:    $66,028
            2009:    $59,176

Note 9 - Deposits

Deposits comprised of the following at June 30, 2006:

            Legal fee retainer               $ 50,000
            Rent deposit                       41,650
                                             --------
                                             $ 91,650
                                             ========

Note 10 - Accrued Expenses

Accrued expenses comprised of the following at June 30, 2006:

            Accrued operational expenses     $ 82,658
            Accrued litigation                 72,000
            Accrued interest                    6,400
            Other liabilities                 298,273
                                             --------
                                             $459,331
                                             ========

Note 11 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured. The Company receives advances from related parties through common ownership during the normal course of business. The balance of advances from related parties is $90,652 as of June 30, 2006.

Note 12 - Commitments and Contingencies

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of June 30, 2006.

During the third and fourth quarters of fiscal year 2005, three shareholders of the Company, through their representative, claimed that the Company made misleading representations when the shareholders purchased a total of 826,500 shares of the Company from 2002 to 2005. The Company's counsel had oral dialogue and exchanged letters with the representative. In January 2006, two of the three shareholders demanded and the Company rejected rescission of their investments, amounting up to $735,000. The Company, while continuing to assert that there is no impropriety in the Company's sale of securities to any shareholder, has continued to have communication with the shareholders' representative regarding this matter. The last communication was in January 2006.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payment according to this lease agreement amounts to $10,604. Under this agreement, rent expense for the three month periods ended June 30, 2006 and 2005 was $31,812 and $31,812 respectively. Rent expense for the six month periods ended June 30, 2006 and 2005 was $31,812 and $31,812 respectively.

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart for rental of office space that was expiring in July 2006. Rent expense per this new lease agreement is as following:

August 2006 - July 2007: $7,033.55 per month
August 2007 - July 2008: $7,243.06 per month
August 2008 - July 2009: $7,452.57 per month
August 2009 - July 2010: $7,692.01 per month
August 2010 - July 2011: $7,901.52 per month

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

During the three month period ended June 30, 2006, the Company paid salary of $30,000 each to its CEO and CFO.

Note 14 - Common Stock / Options

Common Stock

During the six month period ended June 30, 2006, the Company completed the issuance of 50,000 shares of common stock which had been subscribed and paid for during the fourth quarter of fiscal 2005, adjusting "Advances for Shares to be Issued" from $170,000 to $70,000.

During the six month period ended June 30, 2005, the Company issued 195,000 shares of common stock for cash amounting to $386,000 and subscription receivable for $4,000. In June 2005, the company received cash for shares to be issued amounting to $70,000.

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

In January 2006, the Board of Directors approved the extension of expiration of 4,139,999 options granted in 2002 to certain officers and staff of the Company. Such options would have otherwise expired in May 2006 and the approval extended the expiration date for another 3 years to 2009. Expense due to the extension of those options is recorded in the three month period ended June 30, 2006.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2006:

                                               Weighted
                                               Average    Aggregate
                                               Exercise   Intrinsic
                                 Under Plan     Price       Value
                                ------------   --------   ----------
  Balance, December 31, 2005      7,060,620      $0.19    $6,037,346
    Granted                       2,693,000       2.00
    Lapsed                       (2,570,621)      0.12
    Exercised                           -          -
                                ------------   --------   ----------
  Balance, June 30, 2006          7,182,999      $0.90    $7,915,198
                                ============   ========   ==========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2006:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,182,999       3.62         $0.90       5,228,749     $0.49

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six month period ended June 30, 2006 includes compensation expense for all stock-based compensation awards vested during the six month period ended June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

For the periods presented prior to the adoption of SFAS No.123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No.123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma expense to recognize during the six months ended June 30, 2005 is as follows:

  Net loss:
      As reported                                   $ (475,012)
      Compensation recognized under APB 25                 -
      Compensation recognized under SFAS 123           (37,200)
                                                    -----------
        Pro forma                                   $ (512,212)
                                                    ===========

      Basic and diluted earnings per share:
        As reported                                   $(0.03)
        Pro forma                                     $(0.03)

Impact of adoption of SFAS No. 123-R in the six month period ended June 30, 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $8,406,382 or $0.49 per basic and diluted share during the six month ended June 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $364,175 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the three month ended June 30, 2005, the Company recorded $67,739 of stock based compensation expense.

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

The fair value of the options granted, or with expiration extended, during the three month period ended June 30, 2006 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.00%; dividend yield of 0%; expected average option life of 5 years to 6 years; and volatility of 0%.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the six month period ended June 30, 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 15 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the six month periods ended June 30, 2006 and 2005, the Company paid income tax of $-0- for each of the periods. During the six month periods ended June 30, 2006 and 2005, the Company paid interest expense of $-0- for each of the periods.

Note 16- Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $30,234,429 at June 30, 2006. The Company incurred a net loss of $9,518,743 and $474,212 for the six month periods ended June 30, 2006 and 2005, respectively.

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

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. As described in Note 17, the Company has conducted a small financing during the first half of the third fiscal quarter and currently plans to raise more monies in this financing during the quarter in order to funds its operations. The Company also intends to conduct a merger with a search engine software company during its third fiscal quarter which would not require the approval of the stockholders of the Company, and in these regards a draft definitive agreement has been prepared and circulated. Assuming the merger transpires, the Company then intends to conduct a subsequent financing during fiscal 2006 to raise additional working capital. However, there can be no assurance that the Company will generate material revenue from its products, will be able to raise additional monies in the ongoing financing, will be able to consummate such a merger, or will be able to raise monies in a financing subsequent to the merger, and if so on attractive terms.

Note 17 - Subsequent Event

Between July 1, 2006 and August 11, 2006, the Company has sold 138,750 common shares at $2.00 per share to nine accredited investors, two of whom are previously Company stockholders.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

The Company plans to sell its VoIP services directly to large, international phone companies and resellers wishing to gain entry into the marketplace and take advantage of the cost savings associated with VoIP.  The Company believes that VoIP allows these entities to complement their current services with one that otherwise would be cannibalizing their markets.  We have such potential customers in Vietnam, and are in the process of attempting to create partnerships with local governments and agencies in North America and other parts of the Asia Pacific region. The Company's initial marketing strategy is to leverage certain relationships our senior management team and Board of Directors have high level contacts at certain of such entities and we are currently leveraging these relationships to try to enter the VoIP market while maintaining low costs of sales and marketing, although no assurance of success can be given.

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

The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's VoIP product line will prove commercially ready when tested on a larger scale by third parties. The Company began limited beta-testing of a portion of its VoIP product in the 2nd quarter of 2006, and plan to undertake larger-scale beta-testing during the third quarter. The Company has generated insignificant revenue from its VoIP products and has no wholesale customers for its VoIP products as of the date of filing of this quarterly report.

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

  The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

  The fair value method under SFAS 123R to account for our options that vested during this period; and

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

Results of Operation

During the three-month period ended June 30, 2006 the Company has been primarily active in further developing our software products and in creating a marketing and sales infrastructure. The Company released a portion of its software product during the quarter ended June 30, 2006, on a limited trial basis.

Revenues

During the three month periods ended June 30, 2006 and 2005 the Company had insignificant revenues.

Costs and Expenses

During the three-month periods ended June 30, 2006 and 2005, we incurred rent expenses in the amounts of $54,019 and $32,165 respectively.  We also had $270,523 in salaries and payroll taxes for the three-month period ended June 30, 2006 as we employed several engineers for the development of our software products and hired additional persons in marketing and administration as well; while salaries and payroll taxes for the same period in 2005 were $36,137. We paid professional fees in the amounts of $108,590 and $27,367 respectively for same periods in 2006 and 2005.  The professional fees for the fiscal 2006 second quarter were primarily for consultants in technology and business development and for legal fees, while those for the fiscal 2005 second quarter were primarily for software development and legal fees. General and administrative expenses for the quarter ended June 30, 2006 were $8,204,081 which included $8,123,321 in non-cash compensation charge due to the fair market value of options vested during the quarter and the five-year extension of the expiration date of already-vested options held by the CEO, CFO and other members of the company (see Note 14 of Notes to Financial Statements), $11,555 for promotional services, $17,937 for insurance and $8,545 in travel expense. The general and administration expense was $100,522 for the second quarter of 2005 which included non-cash compensation charge of $67,739 in connection with option grants to consultants.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2006, was negative at ($114,419) and net cash used for operating activities was $1,002,802 for the first six months of 2006. During the same six-month period, we purchased property and equipment in the amount of $245,861 and did not raise any monies in our financing activities. At of June 30, 2006, the Company had only approximately $46,000 of cash and its current liabilities exceeded its current assets by more than $500,000, meaning that its working capital was approximately ($517,000). The Company had only enough cash for utilization until early July so the Company proceeded to raise funds for operations subsequent to the close of the quarter ended June 30, 2006, raising $277,500 from sales of common stock. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in this financing during the quarter in order to funds its operations. The Company also intends to conduct a merger with a search engine software company during its third fiscal quarter which would not require the approval of the stockholders of the Company, and in these regards a draft definitive agreement has been prepared and circulated. Assuming the merger transpires, the Company then intends to conduct a subsequent financing during fiscal 2006 to raise additional working capital. However, there can be no assurance that the Company will generate material revenue from its products, will be able to raise additional monies in the ongoing financing, will be able to consummate such a merger, or will be able to raise monies in a financing subsequent to the merger, and if so on attractive terms.

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

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds. None

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.

Exhibit 10.8 Lease Agreement with CarrAmerica Techmart, LLC, is included beginning on page 24
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 20
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 22
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 14, 2006 by the undersigned, thereunto duly authorized.

PEOPLENET INTERNATIONAL CORPORATION

(Registrant)

By: /s/ Benedict Van
Benedict Van
Chief Executive Officer

EXHIBIT INDEX

Exhibit 10.8 Lease Agreement with CarrAmerica Techmart, LLC, is included beginning on page 24
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 20
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 22
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 23

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarterly period ended June 30, 2006;

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

Date: Aug 14, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarter period ended June 30, 2006;

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

Date: August 14, 2006

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006

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

Exhibit 10.8

LEASE

THIS LEASE (the "Lease") is dated as of June 8, 2006 (for reference purposes only) between CarrAmerica TECHMART, L.L.C., a Delaware limited liability company ("Landlord") and the Tenant as named in the Schedule below. The term "Project" means the building, the land appurtenant thereto ("Land"), and other improvements located thereon commonly known as "Santa Clara Techmart", located in Santa Clara, California. The "Premises" means that portion of the Project leased to Tenant and described in the Schedule and outlined on Exhibit A. The building in which the Premises are located shall be referred to herein as the "Building". The following schedule (the "Schedule") is an integral part of this Lease. Terms defined in this Schedule shall have the same meaning throughout the Lease.

SCHEDULE

1. Tenant: PeopleNet International Corporation, a Delaware corporation

2. Premises: Suite 446 in the Building, as outlined on Exhibit A, attached hereto

3. Building: 5201 Great America Parkway, Santa Clara, California

4. Rentable Square Footage of the Premises: Approximately 2,993 rentable square feet

5. Tenant's Proportionate Share: 1.11% (based upon a total of 269,716 rentable square feet in the Building)

6. Lease Deposit: Prepaid Rent equal to Seven Thousand Thirty-Three and 55/100ths Dollars (7,033.55) (i.e., monthly Base Rent due for the first month of the Term following the Rent Commencement Date) and Security Deposit equal to Seven Thousand Nine Hundred One and 52/100ths Dollars ($7,901.52) (i.e., one (1) installment of Base Rent payable during the last year of the Term), Fourteen Thousand Nine Hundred Thirty-Five and 07/100ths Dollars ($14,935.07)

7. Permitted Use: General office purposes

8. Tenant's Real Estate Broker for this Lease: None

9. Landlord's Real Estate Broker for this Lease: None

10. Tenant Improvements, if any: See Section 3.1

11. Commencement Date: June 15, 2006

Rent Commencement Date: The date that is sixty (60) days after the Commencement Date (as defined in Section 1.1).

12. Term/Termination Date: The Term of this Lease shall be for approximately five (5) years commencing on the Commencement Date and expiring on the calendar day preceding the fifth (5th) anniversary of the Commencement Date (the "Termination Date"); provided, however, that if the Commencement Date shall occur on a date other than the first day a calendar month, the Termination Date shall be the last day of the calendar month in which the fifth (5th) anniversary of the Commencement Date occurs.

13. Parking Stalls: Twelve (12) unassigned stalls

14. Base Rent:

Period                                        Monthly Base Rent
    -------------------------------------------   -----------------

    Prior to the Rent Commencement Date               $0

    Rent Commencement Date -
       12th full calendar month of the Term           $7,033.55

    13th full calendar month through
       the 24th full calendar month of the Term       $7,243.06

    25th full calendar month through
       the 36th full calendar month of the Term       $7,452.57

    37th full calendar month through
       the 48th full calendar month of the Term       $7,692.01

    49th full calendar month through
       the 60th full calendar month of the Term       $7,901.52

15. Base Year: Calendar Year 2006 (for the purpose of calculating Operating Cost Share Rent and Tax Share Rent)

1. LEASE AGREEMENT. On the terms stated in this Lease, Landlord leases the Premises to Tenant, and Tenant leases the Premises from Landlord, for the Term beginning on the Commencement Date and ending on the Termination Date unless extended or sooner terminated pursuant to this Lease.

1.1 Commencement Date. The Commencement Date for this Lease is the date set forth in the Schedule.

1.2 Termination Date. The Termination Date of this Lease is the date set forth in the Schedule.

2. RENT.

2.1 Types of Rent. Tenant shall pay the following Rent in the form of a check to Landlord at the following address:

CarrAmerica Techmart, L.L.C.
            t/a Santa Clara Techmart
            P.O. Box 642944
            Pittsburgh, PA 15264-2944

or by wire transfer as follows:

Account Name:   CarrAmerica Techmart, L.L.C.
                            t/a Santa Clara Techmart
            Bank Name:      PNC Bank
            Transit Number: 043-000-096
            Account Number: [intentionally deleted]
            Notification:   Lease Administration (CarrAmerica Techmart, L.L.C.
                            re PeopleNet International Corporation)
            Telephone:      (408) 544-9660

or in such other manner as Landlord may notify Tenant.

(a) Base Rent in monthly installments in advance, payable on or before the first day of each month of the Term in the amount set forth on the Schedule; provided, however, that upon Tenant's execution and delivery of this Lease to Landlord, Tenant shall pay to Landlord the Prepaid Rent set forth in Item 6 of the Schedule, which shall be applied to the first monthly installment of Base Rent payable by Tenant following the Rent Commencement Date.

(b) Operating Cost Share Rent equal to Tenant's Proportionate Share (as set forth in the Schedule) of the amount by which Operating Costs for the applicable Fiscal Year (as defined in Section 2.3(e) below) of this Lease exceed the Operating Costs for the Base Year (as set forth in the Schedule), paid monthly in advance in an estimated amount. The definition of Operating Costs and the method for billing and payment of Operating Cost Share Rent are set forth in Sections 2.2, 2.3 and 2.4.

(c) Tax Share Rent equal to Tenant's Proportionate Share of the amount by which Taxes for the applicable Fiscal Year of this Lease exceed the Taxes for the Base Year, paid monthly in advance in an estimated amount. A definition of Taxes and the method for billing and payment of Tax Share Rent are set forth in Sections 2.2, 2.3 and 2.4.

As used in this Lease, the term "Rent" means Base Rent, Operating Cost Rent, Tax Share Rent and all other costs, expenses, liabilities, and amounts which Tenant is required to pay under this Lease ("Additional Rent"), including any interest for late payment. Tenant's agreement to pay Rent is an independent covenant, with no right of setoff, deduction or counterclaim of any kind.

2.2 Payment of Operating Cost Share Rent and Tax Share Rent.

(a) Payment of Estimated Operating Cost Share Rent and Tax Share Rent.

(i) On or before April 1 of each Fiscal Year following the Base Year, or as soon as reasonably possible thereafter, Landlord shall give Tenant a yearly estimate of the payments to be made pursuant to Sections 2.1(b) and 2.1(c) above for such Fiscal Year. Landlord may revise these estimates by written notice to Tenant whenever it obtains more accurate information, such as the final real estate tax assessment or tax rate for the Project, in which event subsequent monthly payments by Tenant for such Fiscal Year shall be based upon such revised estimate.

(ii) Within ten (10) days after receiving Landlord's notice regarding the original or revised estimate of the monthly payments to be made pursuant to Sections 2.1(b) and 2.1(c) above for a particular Fiscal Year, Tenant shall pay Landlord an amount equal to the product of such estimated monthly payments (as set forth in Landlord's notice), multiplied by the number of months that have elapsed in the applicable Fiscal Year to the date of such payment including the current month, minus any payments on account thereof previously made by Tenant for the months elapsed. On the first day of each month thereafter, Tenant shall pay Landlord the estimated monthly payments as set forth in Landlord's most recent notice, until a new estimate becomes applicable.

(b) Correction of Operating Cost Share Rent and Tax Share Rent. Within one hundred fifty (150) days after the close of each Fiscal Year or as soon after such 150-day period as practicable, Landlord shall deliver to Tenant a statement of (i) Operating Costs and Taxes for such Fiscal Year, and (ii) the payments made by Tenant under Section above for such Fiscal Year (the "Annual Expense Statement"). If, on the basis of any Annual Expense Expense Statement, Tenant owes an amount that is less than the estimated payments previously made by Tenant for the applicable Fiscal Year, Landlord, at its election, shall either promptly refund the amount of the overpayment to Tenant or, if this Lease is still in effect, credit such excess against Tenant's subsequent obligations to pay Operating Costs and Taxes. If, on the basis of any Annual Expense Statement, Tenant owes an amount that is more than the estimated payments previously made by Tenant for the applicable Fiscal Year, Tenant shall pay the deficiency to Landlord within twenty (20) days after Landlord's delivery of such Annual Expense Statement to Tenant. The obligations of Landlord and Tenant under this Section to promptly refund any overpayment or pay any deficiency, as appropriate, shall survive the expiration or earlier termination of this Lease.

2.3 Definitions.

(a) Included Operating Costs.

(i) "Operating Costs" means any expenses, costs and disbursements of any kind other than Taxes, paid or incurred by Landlord in connection with the management, operation, insurance (including the related deductibles), repair and other related activities in connection with any part of the Project and of the personal property, fixtures, machinery, equipment, systems and apparatus used in connection therewith, including, without limitation, all electricity, water, gas, sewers, oil and other utilities (collective1y, "Utilities"), including any surcharges imposed, serving the Project or any part thereof (but excluding the cost of Utilities directly billed to Tenant or other tenants in the Project), the cost of providing those services required to be furnished by Landlord under this Lease. Operating Costs shall also include capital expenditures made after the Base Year (A) which are intended to reduce Operating Costs or improve safety, (B) to keep the Project in compliance with Governmental Requirements (as defined in Section 5.1(c)(iii) below) applicable from time to time, or (C) to repair or replace existing capital improvements, facilities and equipment within the Project, such as the roof membrane and resurfacing of the parking areas (collectively, "Included Capital Items"); provided, that the costs of any Included. Capital Item shall be amortized by Landlord, with interest, over the estimated useful life of such item and such amortized costs are only included in Operating Costs for that portion of the useful life of the Included Capital Item which falls within the Term, unless the cost of the Included Capital is less than Ten Thousand Dollars ($10,000) in which case it shall be expensed in the year in which it was incurred.

(ii) Intentionally omitted.

(iii) If the Project is not fully occupied during any portion of any Fiscal Year, Landlord may adjust (an "Equitable Adjustment") Operating Costs to equal what would have been incurred by Landlord had the Project been fully occupied. This Equitable Adjustment shall apply only to Operating Costs which are variable and therefore increase as occupancy of the Project increases. Landlord may incorporate the Equitable Adjustment in its estimates of Operating Costs.

(iv) If any tenant of the Project contracts directly with Landlord or a third party for any Utilities or services for which Tenant pays Landlord pursuant to Section 2.1(b) above, the total costs of such Utilities or services for the project shall be "grossed up" to reflect what those costs would have been had such tenant(s) not directly contracted for such Utilities or services. Further, in no event shall the components of Operating Costs for any Fiscal Year related to security or insurance costs be less than the components of Operating Costs related to security or insurance costs, as applicable, included in the Operating Costs for the Base Year.

(b) Excluded Operating Costs. Operating Costs shall not include:

(i) costs of installing leasehold improvements for tenants or occupants or prospective tenants or occupants of the Project;

(ii) costs of capital improvements other than Included Capital Items;

(iii) interest and principal payments on mortgages or any other debt costs (except as provided in Section 2.3(a) above with regard to Included Capital Items), or rental payments on any ground lease of the Project;

(iv) real estate brokers' leasing commissions;

(v) legal fees, space planner fees and advertising expenses incurred with regard to leasing the Project or portions thereof;

(vi) any cost or expenditure for which Landlord is reimbursed, by insurance proceeds or otherwise, except by Operating Cost Share Rent;

(vii) the cost of any service furnished to any office tenant of the Project which Landlord does not make available to Tenant;

(viii) depreciation (except on any Included Capital Items);

(ix) legal and auditing fees incurred for the benefit of Landlord such as collecting delinquent rents, preparing tax returns and other financial statements, and audits other than those incurred in connection with the preparation of reports required pursuant to Section 2.2 above;

(x) the wages of any employee for services not related directly to the management, maintenance, operation and repair of the Project;

(xi) fines, penalties and interest incurred by Landlord for late payment by Landlord or violations of law;

(xii) management fees in excess of the greater of (a) three percent (3%) of the annual gross revenues for the Project adjusted to reflect a one hundred percent (100%) occupancy of the project with tenants paying rent at Landlord's quoted rates, or (b) those charged by landlords of comparable buildings in the vicinity of the Project; and

(xiii) for the Base Year only, market-wide labor-rate increases due to extraordinary circumstances, such as boycotts or strikes, and utility rate increases due to extraordinary circumstances, including, but not limited to, conservation surcharges, boycotts, embargoes or other shortages.

(c) Taxes.

(i) "Taxes" mean any and all taxes, assessments and charges of any kind, general or special, ordinary or extraordinary, levied against the Project, which Landlord shall pay or become obligated to pay in connection with the ownership, leasing, renting, management, use, occupancy, control or operation of the Project or of the personal property, fixtures, machinery, equipment, systems and apparatus used in connection therewith. Taxes shall include real estate taxes, personal property taxes, sewer rents, water rents, special or general assessments, transit taxes, ad valorem taxes, and any tax levied on the rents hereunder or the interest of Landlord under this Lease (the "Rent Tax"). Taxes shall also include all fees and other costs and expenses paid by Landlord in reviewing any Taxes and in seeking a refund or reduction of any Taxes, whether or not the Landlord is ultimately successful. Taxes shall also include any assessments or fees paid to any business park owners association, or similar entity, which are imposed against the Project pursuant to any Covenants, Conditions and Restrictions ("CC&R's") recorded against the Project and any installments of principal and interest required to pay any existing or future general or special assessments for public improvements, services or benefits, and any increases resulting from reassessments imposed in connection with any change in ownership or new construction.

(ii) Intentionally omitted.

(iii) For any year, the amount to be included in Taxes (A) from taxes or assessments payable in installments, shall be the amount of the installments (with any interest) due and payable during such year, and (B) from all other Taxes, shall at Landlord's election be the amount accrued, assessed, or otherwise imposed for such year or the amount due and payable in such year, provided that following the retirement of any such assessment liens or bonds, the amount of Taxes allocable to the Base Year shall be adjusted to eliminate that portion included therein, if any, that related to such retired assessment liens or bonds. If Taxes for any period during the Term are increased after payment thereof for any reason, including, without limitation, error or reassessment by applicable governmental or municipal authorities, and such increase results in Tenant having underpaid Tax Share Rent hereunder, then Tenant shall pay to Landlord, within thirty (30) days after demand, the amount of such underpayment. Similarly, if Taxes for any period during the Term are decreased after payment thereof for any reason (other than a refund under Proposition 8), and such decrease results in Tenant having overpaid Tax Share Rent hereunder, then Landlord shall return to Tenant the amount of such overpayment within thirty (30) days after receipt of same. The obligations of Landlord and Tenant under this Section to promptly refund any overpayment or pay any deficiency, as appropriate, shall survive the expiration or earlier of this Lease. Taxes shall not include any net income (except Rent Tax), capital, stock, succession, transfer, franchise, gift, estate or inheritance tax, except to the extent that such tax shall be imposed in lieu of any portion of Taxes.

(iv) Notwithstanding anything to the contrary set forth in this Lease, the amount of Taxes for any year within the Term shall be calculated without taking into account any decreases in real estate taxes obtained in connection with Proposition 8, and, therefore, the Taxes under this Lease may be greater than those actually incurred by Landlord, but shall; nonetheless, be the Taxes due under this Lease; provided that (A) any costs and expenses incurred by Landlord in securing any Proposition 8 reduction shall not be deducted from Taxes nor included in Operating Costs for purposes of this Lease, and (B) tax refunds under Proposition 8 shall not be deducted from Taxes nor refunded to Tenant, but rather shall be the sole property of Landlord. Landlord and Tenant acknowledge that the preceding sentence is not intended to in any way affect the inclusion or exclusion of Taxes pursuant to the terms of Proposition 13.

(v) Notwithstanding anything to the contrary set forth in this Lease, Tenant shall reimburse Landlord upon demand for any and all taxes payable by Landlord (other than net income taxes) whether or not now customary or within the contemplation of the parties hereto: (A) imposed upon, measured by or reasonably attributable to the cost or value of Tenant's equipment, furniture, trade fixtures and other personal property located in the Premises or by the cost or value of any leasehold improvements made in or to the Premises by or for Tenant, other than Building-standard improvements made by Landlord, if any, regardless of whether title to such improvements shall be in Tenant or Landlord; (B) imposed upon or measured by the Base Rent payable hereunder, including, without limitation, any gross income tax or excise tax levied by the city or county in which the Project 'is located, the federal government or any other governmental body with respect to the receipt of such rental; (C) imposed upon or with respect to the possession, leasing, operation, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises or any portion thereof; or (D) imposed upon this transaction or any document to which Tenant is a party creating or transferring an interest or an estate in the Premises.

(d) Intentionally omitted.

(e) Fiscal Year. "Fiscal Year" means each calendar year during which any portion of the Term occurs (e.g., the first Fiscal Year shall be the calendar year during which the Commencement Date occurs).

2.4 Computation of Base Rent and Rent Adjustments.

(a) Prorations. If (i) the Commencement Date is a date other than January 1, (ii) the Termination Date is a date other than December 31, (iii) this Lease terminates early, or (iv) the size of the Premises increases or decreases, then in each such event, the Base Rent, the Operating Cost Share Rent and Tax Share Rent shall be equitably adjusted to reflect such event on a basis determined by Landlord to be consistent with the principles underlying the provisions of this Section 2.

(b) Interest Rate. Any sum due from Tenant to Landlord not paid when due shall bear interest from the date due until paid at the lesser of eighteen percent (18%) per annum or the maximum rate permitted by law (the "Interest Rate").

(c) Rent Adjustments. The square footage of the Premises and the Building set forth in the Schedule are deemed to be the actual square footage thereof, provided that the rentable square footage of the Premises and the Building may subsequently change after the date of this Lease commensurate with any modifications to the Building by Landlord, in which event Tenant's Proportionate Share shall change accordingly. If any Operating Cost paid in one Fiscal Year relates to more than one Fiscal Year, Landlord may proportionately allocate such Operating Cost among the related Fiscal Years.

(d) Books and Records. Landlord shall maintain books and records reflecting the Operating Costs and Taxes in accordance with sound accounting and management practices. Tenant and a certified public accountant employed by a certified public accounting firm and working on a non-contingency fee basis shall have the right to inspect Landlord's records at Landlord's applicable local office or other location designated by Landlord upon at least seventy-two (72) hours' prior notice during normal business hours during the ninety (90) days following Landlord's delivery of the Annual Expense Statement to Tenant. The results of any such inspection shall be kept strictly confidential by Tenant and its agents, and Tenant and its certified public accountant must agree, in their contract for such services, to such confidentiality restrictions and shall specifically agree that the results shall not be made available to any other tenant of the Project (and in connection with the foregoing, prior to exercising its rights hereunder, Tenant and its agents shall sign a confidentiality agreement acceptable to Landlord). Unless Tenant sends to Landlord any written exception to an Annual Expense Statement within said ninety (90) day period, such Annual Expense Statement shall be deemed final and accepted by Tenant and Tenant waives any other rights pursuant to applicable law to inspect Landlord's books and records and/or to contest the amount of Operating Costs Taxes due hereunder. Tenant shall pay the amount shown on any Annual Expense Statement in the manner prescribed in this Lease, whether or not Tenant takes any such written exception, without any prejudice to such exception. If Tenant makes a timely exception, Landlord shall cause an independent certified public accountant to issue a final and conclusive resolution of Tenant's exception. Tenant shall pay the cost of such certification unless Landlord's original determination of annual Operating Costs and Taxes overstated the amounts thereof, in the aggregate, by more than seven percent (7%).

(e) Miscellaneous. So long as Tenant is in default of any obligation under this Lease, Tenant shall not be entitled to any refund of any amount from Landlord. If this Lease is terminated for any reason prior to the annual determination of Operating Cost Share Rent or Tax Share Rent, either party shall pay the full amount due to the other within fifteen (15) days after Landlord's notice to Tenant of the amount when it is determined. Landlord may commingle any payments made with respect to Operating Cost Share Rent and Tax Share Rent, without payment of interest.

2.5 Additional Rent Upon Default by Tenant. Landlord and Tenant acknowledge that to induce Tenant to enter into this Lease, and in consideration of Tenant's agreement to perform all of the terms, covenants and conditions to be performed by Tenant under this Lease, as and when performance is due during the Term, Landlord has incurred (or will incur) significant costs, including, without limitation, the following: (a) expenditures incurred in connection with the performance of Landlord's Work (as defined in Section 3.1 below), (b) commissions to Landlord's real estate broker, (c) attorneys' fees and related costs incurred and/or paid by Landlord in connection with the negotiation and preparation of this Lease, and/or (d) the rent abatement granted to Tenant prior to the Rent Commencement Date (collectively, the "Inducements"). Landlord and Tenant further acknowledge that Landlord would not have granted the Inducements to Tenant but for Tenant's agreement to perform all of the terms, covenants, conditions and agreements to be performed by it under this Lease for the entire Term, and that Landlord's agreement to incur such expenditures and grant such concessions is, and shall remain, conditioned upon Tenant's faithful performance of all of the terms, covenants, conditions and agreements to be performed by Tenant under this Lease for the entire Term. Accordingly, if a default by Tenant shall occur hereunder, Landlord shall be relieved of any unfulfilled obligation to grant Inducements hereunder, or to incur further expenses in connection therewith, and Tenant shall pay, as liquidated damages for Landlord's granting the Inducements and not as a penalty, within ten (10) days after the occurrence of the default, as Additional Rent, the amount of those Inducements incurred or granted prior to the date of the default (the "Pre-Default Inducements"). Landlord may or, at Tenant's request, shall, after the occurrence of a default, forward a statement to Tenant setting forth the amount of the Pre-Default Inducements, but the failure to deliver such a statement shall not be or be deemed to be a waiver of the right to collect the Pre-Default Inducements or to extend the date upon which such amount shall be due and payable.

3. PREPARATION AND CONDITION OF PREMISES; TENANT'S POSSESSION: REPAIRS AND MAINTENANCE.

3.1 Condition of Premises; Landlord's Work.

(a) Landlord acknowledges that Tenant is currently in possession of the Premises pursuant to a prior sublease between Teknion LLC, a Delaware limited liability company, and Tenant. Except for Landlord's Work, and except that, on the Commencement Date, the Building Systems serving the Premises shall be in good working order and repair, Landlord is leasing the Premises to Tenant "as is" with the existing paint and carpet, without any obligation of Landlord to alter, remodel, improve, repair or decorate any part of the Premises, to perform any other construction or other work of improvement upon the Premises, or to provide Tenant with any construction or refurbishing allowance whatsoever, and without any express or implied representations or warranties of any kind, including, without limitation, any representation or warranty regarding the condition of the Premises, the Building or the Project or the suitability of any of the foregoing for the conduct of Tenant's business. As used herein, the term "Landlord's Work" means, as soon as reasonably practicable as after the Commencement Date, Landlord, at Landlord's expense, shall construct in the Premises two (2) new private offices and one (1) conference room, in accordance with the approved space plan attached hereto as Exhibit C, using new materials and equipment of good quality, and in full compliance with Governmental Requirements.

(b) Tenant hereby acknowledges that Landlord's performance of Landlord's Work may be conducted during normal business hours and may create disruption, noise, dust or temporarily leave debris in the Premises. Landlord shall, however, use commercially reasonable efforts to minimize any interference with the conduct of Tenant's business in the Premises during the performance of Landlord's Work. Tenant hereby agrees that Landlord's Work and Landlord's actions in connection therewith shall in no way constitute a constructive eviction of Tenant nor entitle Tenant to any abatement of Rent. Subject to Landlord's obligations under this Section 3.1, Landlord shall have no responsibility, and shall in no way be liable to Tenant, for any direct or indirect injury to or interference with Tenant's business arising from Landlord's Work, nor shall Tenant be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises or of personal property or improvements resulting therefrom or Landlord's actions in connection therewith, or for any inconvenience or annoyance occasioned by Landlord's Work or Landlord's actions in connection therewith.

3.2 Repairs and Maintenance.

(a) Tenant's Obligations. Except to the extent of Landlord's obligations under Section 3.2(b) below, Tenant shall, throughout the Term at its expense, make all repairs necessary to keep the Premises, Tenant's trade fixtures and personal property, in good order, condition and repair and in compliance with all applicable Governmental Requirements. In addition, Tenant shall, at Tenant's own expense, but under the supervision and subject to the prior approval of Landlord, and within any reasonable period of time specified by Landlord, promptly and adequately repair all damage to the Premises and replace or repair all damaged, broken, or worn fixtures and appurtenances, except for damage caused by ordinary wear and tear. To the extent Tenant fails to do so, Landlord may make such repairs itself at Tenant's expense. At the expiration or earlier termination of this Lease, or Tenant's right to possession, Tenant shall return the Premises to Landlord in the condition required under Section 14 below.

(b) Landlord's Obligations. Except as otherwise provided in Section 9 below, Landlord agrees to make all necessary repairs to the structure and the exterior of the Building, the common areas of the Project and the mechanical, electrical or other systems (e.g., HVAC, life safety or automatic fire extinguisher/sprinkler system) serving the Premises (collectively, the "Building Systems"), and to maintain the same in reasonably good order and condition, subject to inclusion of the costs thereof in Operating Costs; provided, however, that subject to the provisions of Section 8.6 below, any damage arising from the acts of Tenant or any Tenant Parties (as defined in Section 8.2(a) below) shall be repaired by Landlord at Tenant's sole expense, and Tenant shall pay Landlord, on demand, the cost of any such repair. Landlord may, but shall not be required to, enter the Premises at all reasonable times to make such repairs, alterations, improvements or additions to the Premises or to the Project or to any equipment located in the Project as Landlord shall desire or deem necessary or as Landlord may be required to do by governmental or quasi-governmental authority or court order or decree. The cost of any repairs made by Landlord on account of Tenant's default, or on account of the misuse or neglect by Tenant or any Tenant Parties anywhere in the Project, shall constitute Additional Rent payable by Tenant on demand. As a condition precedent to all of Landlord's repair and maintenance obligations under this Lease, Tenant must have notified Landlord of the need of such repairs or maintenance. Tenant hereby waives any and all rights under and benefits of subsection 1 of Section 1932 and Sections 1941 and 1942 of the California Civil Code and any similar or successor law, statute or ordinance now or hereafter in effect regarding Tenant's right to make repairs and deduct the cost of such repairs from the Rent due under this Lease.

4. PROJECT SERVICES.

4.1 Heating and Air Conditioning.

(a) During the normal business hours of 8:00 a.m. to 6:00 p.m., Monday through Friday, and 8:00 a.m. to 1:00 p.m. on Saturday, except for the dates of observation of New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, Christmas Day and other locally or nationally recognized holidays (the "Normal Business Hours"), Landlord shall furnish heating and air conditioning for comfort for normal office use in Landlord's judgment, except to the extent Tenant fails to take reasonable steps to ensure the efficient heating and cooling of the Premises (e.g., keeping all exterior doors, windows and blinds closed) or uses or installs equipment which adversely affects the temperature maintained by the air conditioning system. Tenant shall not, without Landlord's prior written consent, use heat-generating machines, machines other than normal fractional horsepower office machines, or equipment or lighting other than Building standard lights in the Premises, which may affect the temperature otherwise maintained by the air conditioning system or increase the water normally furnished for the Premises by Landlord pursuant to the terms of this Section 4 of this Lease. If such consent is given, Landlord may install supplementary air conditioning units in the Premises, and Tenant shall pay to Landlord upon demand as Additional Rent the cost of installation, operation and maintenance thereof. Tenant acknowledges that the temperatures within the Premises may be slightly higher than usual if the outside temperature exceeds 95 degrees F dry bulb.

(b) Landlord shall furnish heating and air conditioning after Business Hours if Tenant provides Landlord reasonable prior notice, and pays Landlord as Additional Rent all the then current charges for such additional heating or air conditioning.

4.2 Elevators. If the Building is equipped with one or more elevators, Landlord shall provide passenger elevator service during Normal Business Hours to Tenant in common with Landlord and all other tenants. Landlord shall provide limited passenger service at other times, except in case of an emergency. If the Building is equipped with a freight elevator, Landlord shall provide freight elevator service at reasonable hours at Tenant's request, subject to scheduling by the Landlord and payment for the service by Tenant.

4.3 Electricity. During Normal Business Hours, Landlord shall provide sufficient electricity to operate normal office lighting and a reasonable amount of office equipment and machinery. Tenant shall not install or operate in the Premises any electrically operated equipment or other machinery, without obtaining Landlord's prior written consent; provided that Landlord's prior written consent shall not be required if (a) Tenant uses only such equipment or machinery that is normally employed for general office use and which does not require high electricity consumption for operation, and (b) Tenant uses only usual and customary quantities of such general office equipment or machinery. If any of Tenant's equipment or machinery requires electricity consumption in excess of that which is necessary to operate normal general office equipment or machinery (e.g., computer rooms, telephone rooms and special HVAC equipment), if Tenant uses more than the usual and customary quantities of such normal general office equipment or machinery, or if Landlord determines that Tenant is using a disproportionate share of the electrical capacity available for the Building or Project (i.e., electrical usage in excess of that which would typically be used for general office purposes), then Landlord, at its election, may, in addition to Landlord's right to withhold consent to Tenant's installation or operation of equipment or other machinery in the Premises as provided above, (i) periodically charge Tenant, as Additional Rent, a sum equal to Landlord's reasonable estimate of the cost of Tenant's excess electricity use, (ii) install, at Tenant's expense, a separate meter to measure the electricity supplied to the Premises, and/or (iii) install, at Tenant's expense, additional equipment to increase the electrical capacity for the Building or Project to offset such excess usage by Tenant. Tenant shall reimburse Landlord as Additional Rent for the cost of its submetered consumption based upon Landlord's reasonable estimate of the cost of such electricity. Tenant shall not permit electricity to be wasted.

4.4 Water. Landlord shall furnish hot and cold tap water for drinking and toilet purposes. Tenant shall pay Landlord for water furnished for any other purpose as Additional Rent at rates fixed by Landlord. Tenant shall not permit water to be wasted.

4.5 Janitorial Service. Landlord shall furnish janitorial service Monday through Friday as generally provided to other tenants in the Project. With reasonable prior notice from Tenant, Landlord shall also provide additional janitorial service on weekends or holidays at Tenant's expense, and Tenant shall reimburse Landlord as Additional Rent for the cost of such additional janitorial services.

4.6 Interruption of Services. If any of the Building equipment or machinery ceases to function properly for any cause, Landlord shall use reasonable diligence to repair the same promptly. Landlord's inability to furnish, to any extent, the Project services set forth in this Section 4, or any cessation thereof resulting from any causes, including any entry for repairs pursuant to this Lease, and any renovation, redecoration or rehabilitation of any area of the Project, shall not render Landlord liable for damages to either person or property or for interruption or loss to Tenant's business, nor be construed as an eviction of Tenant, nor work an abatement of any portion of Rent, nor relieve Tenant from fulfillment of any covenant or agreement hereof.

5. ALTERATIONS AND REPAIRS.

5.1 Landlord's Consent and Conditions.

(a) Tenant shall not make any improvements or alterations to the Premises (the "Work") without in each instance submitting plans and specifications for the Work to Landlord and obtaining Landlord's prior written consent. Tenant shall pay Landlord's standard charge (or, if Landlord does not have a standard charge, then Landlord's actual costs incurred) for review of all of the plans and all other items submitted by Tenant. Landlord will be deemed to be acting reasonably in withholding its consent for any Work which (i) impacts the base structural components or the Building Systems, (ii) impacts any other tenant's premises, (iii) is visible from outside the Premises, or (iv) would utilize building materials or equipment which are inconsistent with Landlord's standard building materials and equipment for the Building.

(b) Tenant shall pay for the cost of all Work, including the cost of any and all approvals, permits, fees and other charges which may be required as a condition of performing such Work.

(c) The following requirements shall apply to all Work:

(i) At least seven (7) days before beginning any Work, Tenant shall furnish to Landlord (A) written notice of the expected commencement date of the Work to permit Landlord to post and record a notice of nonresponsibility, (B) building permits, (C) certificates of insurance satisfactory to Landlord, and, (D) at Landlord's request with respect to Work in excess of Twenty-Five Thousand Dollars ($25,000.00), security for payment of all costs.

(ii) Tenant shall perform all Work so as to cooperate with other contractors serving the Project and shall avoid interference with other work to be performed or services to be rendered in the Project.

(iii) The Work shall be performed in a good and workmanlike manner, meeting the standard for construction and quality of materials in the Building, and shall comply with all insurance requirements and all applicable laws, ordinances, regulations or requirements of the United States of America, the State of California, or the ordinances, regulations or requirements of the local municipal or county governing body or other lawful authorities having jurisdiction over the Project, including, without limitation, any such laws, ordinances, regulations or requirements relating to hazardous materials or substances, as those terms are defined by applicable laws now or hereafter in effect (collectively, "Governmental Requirements").

(iv) Tenant shall perform all Work so as. to minimize or prevent disruption to other tenants, and Tenant shall comply with all reasonable requests of Landlord in response to complaints from other tenants.

(v) Tenant shall perform all Work in compliance with any "Policies, Rules and Procedures for Construction Projects" which may be in effect at the time the Work is performed.

(vi) All Work shall be performed only by contractors or mechanics approved by Landlord, which approval shall not be unreasonably withheld, conditioned or delayed; provided, however, that (A) Landlord may, in its sole discretion, specify engineers, general contractors, subcontractors, and architects to perform work affecting the Building Systems; and (B) if Landlord consents to any Work that requires work to be performed outside the Premises, Landlord may elect to perform such work at Tenant's expense.

(vii) Tenant shall permit Landlord to supervise all Work, including, without limitation, the right (but not an obligation) to inspect the construction work during the progress thereof, and to require corrections of faulty construction or any material deviation from the plans for such Work as approved by Landlord; provided, however, that no such inspection shall be deemed to create any liability on the part of Landlord, or constitute a representation by Landlord or any person hired to perform such inspection that the work so inspected conforms with such plans or complies with any Governmental Requirements, and no such inspection shall give rise to a waiver of, or estoppel with respect to, Landlord's continuing right at any time or from time to time to require the correction of any faulty work or any material deviation from such plans.

(viii) Landlord may charge a supervisory fee not to exceed fifteen percent (15%) of labor, material, and all other costs of the Work to compensate Landlord for its review of plans and its management and supervision of the progress of the work.

(ix) Upon completion, Tenant shall furnish Landlord with contractor's affidavits and full and final statutory waivers of liens, as-built plans and specifications, and receipted bills covering all labor and materials, and all other close-out documentation related to the Work, including any other information required under any "Policies, Rules and Procedures for Construction Projects" which may be in effect at the time.

5.2 No Liens. Tenant has no authority to cause or permit any lien or encumbrance of any kind to affect Landlord's interest in the Project; any such lien or encumbrance shall attach to Tenant's interest only. If any mechanic's lien shall be filed or claim of lien made for work or materials furnished to Tenant, then Tenant shall at its expense within ten (10) days thereafter either discharge or contest the lien or claim. If Tenant contests the lien or claim, then Tenant shall (a) within such ten (10) day period, provide Landlord adequate security for the lien or claim, (b) contest the lien or claim in good faith by appropriate proceedings that operate to stay its enforcement, and (c) pay promptly any final adverse judgment entered in any such proceeding. If Tenant does not comply with these requirements, Landlord may discharge the lien or claim, and the amount paid, as well as attorney's fees and other expenses incurred by Landlord, shall constitute Additional Rent payable by Tenant on demand.

5.3 Ownership of Improvements. All Work as defined in this Section 5, partitions, hardware, equipment, machinery and all other improvements and all fixtures, except trade fixtures, constructed in the Premises by either Landlord or Tenant, (a) shall become Landlord's property upon installation without compensation to Tenant, unless Landlord consents otherwise in writing, and (b) shall, at Landlord's option, either (i) be surrendered to Landlord with the Premises at the termination of this Lease or of Tenant's right to possession, or (ii) be removed in accordance with Section 14 below (unless Landlord at the time it gives its consent to the performance of such construction expressly waives in writing the right to require such removal).

6. USE OF PREMISES.

6.1 Limitation on Use. Tenant shall use the Premises only for the Permitted Use stated in the Schedule and Tenant shall not use or permit the Premises or the Project to be used for any other purpose or purposes whatsoever without the prior written consent of Landlord, which may be withheld in Landlord's sole discretion. Tenant shall not allow any use of the Premises which will negatively affect the cost of coverage of Landlord's insurance on the Project. Tenant shall not allow any inflammable or explosive liquids or materials to be kept on the Premises. Tenant shall not allow any use of the Premises which would cause the value or utility of any part of the Premises to diminish or would interfere with any other tenant or with the operation of the Project by Landlord. Tenant shall not permit any nuisance or waste to occur in, on, or about the Project, or allow any offensive noise or odor in or around the Project. At the end of each business day, or more frequently if necessary, Tenant shall deposit all garbage and other trash (excluding any inflammable, explosive and/or hazardous materials) in trash bins or containers approved by Landlord in locations designated by Landlord from time to time. If any governmental authority shall deem the Premises to be a "place of public accommodation" under the Americans with Disabilities Act ("ADA") or any other comparable law as a result of Tenant's use, Tenant shall either modify its use to cause such authority to rescind its designation or be responsible for any alterations, structural or otherwise, required to be made to the Building or the Premises under such laws.

6.2 Signs. Tenant shall not place on any portion of the Premises any sign, placard, lettering, banner, displays, graphic, decor or other advertising or communicative material which is visible from the exterior of the Premises without Landlord's prior written approval. Any approved signs shall strictly conform to all Governmental Requirements, any CC&R's recorded against the Project, and Landlord's Signage Standards in effect at the time, and shall be installed and removed at Tenant's expense. Tenant, at its sole expense, shall maintain such signs in good condition and repair during the Term. Prior to the expiration or earlier termination of this Lease, Tenant at its sole cost shall remove all of its exterior signage and repair any and all damage caused to the Building and/or Project (including and fading or discoloration) by such signs and/or the removal of such signs from the Building and/or Project. As part of Landlord's Work, Landlord, at no cost to Tenant, shall install the Building standard sign containing Tenant's name at the entrance to the Premises and include Tenant's name in the tenant directory located in the lobby in the first floor of the Building.

6.3 Parking. Tenant shall have the non-exclusive right to park in the Project's parking facilities in common with other tenants of the Project upon terms and conditions, as may from time to time be established by Landlord. Tenant agrees not to overburden the facilities (i.e., use more than the number of unassigned parking stalls indicated on the Schedule) and agrees to cooperate with Landlord and other tenants in the Project in the use of the parking facilities. Landlord reserves the right in its discretion to determine whether the parking facilities are becoming crowded and to allocate and assign parking passes among Tenant and the other tenants in the Project. Landlord shall have the right to charge Tenant the portion that Landlord deems to Tenant of any charges (e.g., fees or taxes) imposed by the Regional Air Quality Control Board or other governmental or quasi-governmental agency in connection with the parking facilities (e.g., in connection with operation or use of the parking facilities). Landlord shall not be liable to Tenant, nor shall this Lease be affected, if any parking is impaired by (or if any parking charges are imposed as a result of) any moratorium, initiative, referendum, law, ordinance, regulation or order passed, issued or made by any governmental or governmental body. Tenant's continued right to use the parking spaces is conditioned upon Tenant abiding by all rules and regulations which are prescribed from time to time for the orderly operation and use of the parking facility where the parking passes are located, including any sticker or other identification system established by Landlord, Tenant's cooperation in seeing that Tenant's employees and visitors also comply with such rules and regulations and Tenant not being in default under this Lease. Landlord specifically reserves the right to change the size, configuration, design, layout and all other aspects of the Project parking facility at any time and Tenant acknowledges and agrees that Landlord may, without incurring any liability to Tenant and without any abatement of Rent under this Lease, from time to time, close-off or restrict access to the Project parking facility for purposes of permitting or facilitating any such construction, alteration or improvements. Landlord may delegate its responsibilities hereunder to a parking operator in which case such parking operator shall have all the rights of control attributed hereby to the Landlord. The parking passes rented by Tenant pursuant to this Section 6.3 are provided to Tenant solely for use by Tenant's own personnel and such passes may not be transferred, assigned, subleased or otherwise alienated by Tenant without Landlord's prior approval.

6.4 Prohibition Against Use of Roof and Structure of Building. Tenant shall be prohibited from using all or any portion of the roof of the Building or any portion of the structure of the Building during the Term of this Lease (or any extensions thereof) for any purposes (including without limitation for the installation, maintenance and repair of a satellite dish and/or other telecommunications equipment), without Landlord's prior written consent, which Landlord may withhold in its sole and absolute discretion. Nothing herein shall limit or restrict Landlord's rights under Section 11.13, or require Landlord to obtain Tenant's consent prior to exercising such rights.

7. GOVERNMENTAL REQUIREMENTS AND BUILDING RULES.

7.1 Compliance in Premises. Tenant shall, at its sole cost and expense, (a) comply with all Governmental Requirements; with any occupancy certificate issued for the Premises; and with the provisions of all recorded documents affecting the Premises, insofar as any thereof relates to or affects the condition, use or occupancy of the Premises; and (b) take all proper and necessary action to cause the Premises, including any repairs, replacements, alterations and improvements thereto, to be maintained, constructed, .used and occupied in compliance with applicable Governmental Requirements, including any applicable code and ADA requirements, whether or not such requirements are based on Tenant's use of the Premises, and further to assume all responsibility to ensure that the Premises continues to comply with all Governmental Requirements, including applicable code and ADA requirements, throughout the Term. Tenant shall be responsible, at its sole cost and expense, to make all alterations to the Premises as are required to comply with the governmental rules, regulations, requirements or standards described in this Section 7.1. The judgment of any court of competent jurisdiction or the admission of Tenant in any judicial action, regardless of whether Landlord is a party thereto. that Tenant has violated any of said governmental measures, shall be conclusive of that fact as between Landlord and Tenant.

7.2 Compliance in Common Areas. Subject to reimbursement as an Operating Cost as provided in Section 2 above, Landlord shall perform any work required under any applicable Governmental Requirements, including the ADA, to be performed in the common areas of the Project, except that Tenant shall be solely responsible for all such compliance work which is required as a result of Tenant's use or activities or Tenant's proposed alterations or repairs. With respect to any code compliance work required outside the Premises for which Tenant is responsible hereunder, Landlord shall have the right to perform such work, or require that Tenant perform such work with contractors, subcontractors, engineers and architects approved by Landlord; and if Landlord elects to perform such work outside the Premises, Tenant shall reimburse Landlord for the cost of such work within ten (10) days following receipt of invoices therefor. Landlord makes no representations or warranties regarding whether the Project or the Premises complies with applicable Governmental Requirements as of the date of this Lease.

7.3 Rules and Regulations. Tenant shall also comply with all reasonable rules for the Project which may be established and amended from time to time by Landlord. The present rules and regulations are contained in Exhibit B. Failure by another tenant to comply with the rules or failure by Landlord to enforce them shall not relieve Tenant of its obligation to comply with the rules or make Landlord responsible to Tenant in any way. Landlord shall use reasonable efforts to apply the rules and regulations uniformly with respect to Tenant and any other tenants in the Project under leases containing rules and regulations similar to this Lease. If Tenant performs alterations or repairs, Tenant shall comply with the provisions of Section 5 of this Lease.

8. WAIVER OF CLAIMS; INDEMNIFICATION; INSURANCE.

8.1 Waiver of Claims. Neither Landlord nor the other Indemnitees (as defined below) shall be liable to Tenant or to any Tenant Parties (as defined below), and Tenant waives all claims against Landlord and such other Indemnitees, for any injury to or death of any person or for loss of use of or damage to or destruction of property in or about the Premises or Project by or from any cause whatsoever, including without limitation, earthquake or earth movement, gas, fire, oil, electricity or leakage from the roof, walls, basement or other portion of the Premises or Project, except only, with respect to any Indemnitee, to the extent such injury, death or damage is caused by the gross negligence or willful misconduct of such Indemnitee and not covered by the insurance required to be carried by Tenant hereunder or except to the extent such limitation on liability is prohibited by law. The provisions of this Section 8.1 shall survive the expiration or earlier termination of this Lease until all claims within the scope of this Section 8.1 are fully, finally, and absolutely barred by the applicable statutes of limitations.

8.2 Indemnification.

(a) Tenant shall indemnify, protect, defend (by counsel reasonably satisfactory to Landlord) and hold harmless Landlord and its officers, directors, employees and agents (each, an "Indemnitee" and collectively, the "Indemnitees"), and each of them, against any and all obligations, losses, claims, actions (including remedial or enforcement actions of any kind and administrative or judicial proceedings, suits, orders or judgments), causes of action, liabilities, penalties, damages (including consequential and punitive damages), costs and expenses (including reasonable attorneys' and consultants' fees and expenses) (collectively, "Claims") arising from any of the following, including, but not limited to, Claims brought by or on behalf of employees of Tenant, with respect to which Tenant waives, for the benefit of the Indemnitees, any immunity to which Tenant may be entitled under any worker's compensation laws: (i) any cause in, on or about the Premises, (ii) any act or omission or negligence of Tenant or any person or entity claiming by or through Tenant (including any assignee or subtenant), or any of their respective members, partners, employees, contractors, agents, customers, visitors, licensees or other persons in or about the Project by reason of Tenant's occupancy of the Premises (each a "Tenant Party" and, collectively, "Tenant Parties"), or (iii) Tenant's breach of its obligations under this Lease, either prior to, during, or after the expiration of the Lease Term (including, without limitation, Tenant's failure to surrender the Premises in accordance with Section 14 below); provided, however, that, with respect to any Indemnitee, Tenant's obligations under this Section shall be inapplicable to the extent such Claims arise solely from the gross negligence or willful misconduct of such Indemnitee and are not covered by the insurance required to be carried by Tenant hereunder, or to the extent such obligations are prohibited by applicable law.

(b) Tenant's duty to defend Landlord and the other Indemnitees under this Section 8.2 is separate and independent of Tenant's duty to indemnify the Indemnitees. The duty to defend includes claims for which the Indemnitees may be liable without fault or strictly liable. The duty to defend applies regardless of whether the issues of negligence, liability, fault, default, or other obligation on the part of Tenant Parties have been determined. The duty to defend applies immediately, regardless of whether any Indemnitees have paid any sums or incurred any detriment arising out of or relating (directly or indirectly) to any Claims. The parties expressly intend that Indemnitees shall be entitled to obtain summary adjudication or summary judgment regarding Tenant's duty to defend the Indemnitees at any stage of any claim or suit within the scope of this Section.

(c) Tenant's obligations under this Section shall survive the expiration or earlier termination of this Lease until all Claims within the scope of this Section 8.2 are fully, finally, and absolutely barred by the applicable statutes of limitations.

8.3 Tenant's Insurance. Tenant shall maintain insurance as follows, with such other terms, coverages and insurers, as Landlord shall reasonably require from time to time:

(a) Commercial General Liability Insurance, with (i) Contractual Liability including the indemnification provisions contained in this Lease, (ii) a severability of interest endorsement, and (iii) limits of not less than Two Million Dollars ($2,000,000) combined single limit per occurrence, not less than Two Million Dollars ($2,000,000) in the aggregate for bodily injury, sickness or death, and property damage, and umbrella coverage of not less than Two Million Dollars ($2,000,000).

(b) Property Insurance against "All Risks" of physical loss covering the replacement cost of all leasehold improvements, trade fixtures and personal property and business interruption.

(c) Workers' compensation or similar insurance in form and amounts required by law, and Employer's Liability with not less than the following limits:

Each Accident:         $500,000
    Disease-Policy Limit:  $500,000
    Disease-Each Employee: $500,000

Tenant's insurance shall be primary and not contributory to that carried by Landlord, its agents, or mortgagee. Landlord, and if any, Landlord's building manager or agent, mortgagee and ground lessor shall be named as additional insureds under the insurance required of the Tenant in Section 8.3(a). The company or companies writing any insurance which Tenant is required to maintain under this Lease, as well as the form of such insurance, shall at all times be subject to Landlord's approval, and any such company shall be licensed to do business in the state in which the Building is located. Such insurance companies shall have an A.M. Best rating of A VI or better.

(d) Tenant shall cause any contractor of Tenant performing work on the Premises to maintain insurance as follows, with such other terms, coverages and insurers, as Landlord shall reasonably require from time to time:

(i) Commercial General Liability Insurance, including contractor's liability coverage, contractual liability coverage, completed operations coverage, broad form property damage endorsement, and contractor's protective liability coverage, to afford protection with limits, for each occurrence, of not less than One Million Dollars ($1,000,000) with respect to personal injury, death or property damage.

(ii) Workers' compensation or similar insurance in form and amounts required by law, and Employer's Liability with not less than the following limits:

Each Accident:         $500,000
    Disease-Policy Limit:  $500,000
    Disease-Each Employee: $500,000

Such insurance shall contain a waiver of subrogation provision in favor of Landlord and its agents. Tenant's contractor's insurance shall be primary and not contributory to that carried by Tenant, Landlord, their agents or mortgagees. Tenant and Landlord, and if any, Landlord's building manager or agent, mortgagee or ground lessor shall be named as additional insured on Tenant's contractor's insurance policies.

8.4 Insurance Certificates. Tenant shall deliver to Landlord certificates evidencing all required insurance no later than five (5) days prior to the Commencement Date and each renewal date. Each certificate will provide for thirty (30) days prior written notice of cancellation to Landlord and Tenant.

8.5 Landlord's Insurance. Subject to reimbursement as an Operating Cost in accordance with the provisions of Section 2 hereof, Landlord shall procure and maintain in effect throughout the Term of this Lease commercial general liability insurance, property insurance and/or such other types of insurance as Landlord reasonably deems necessary or advisable to carry. Such coverages shall be in such amounts, from such companies and on such other terms and conditions as Landlord may from time to time reasonably determine, and Landlord shall have the right, but not the obligation, to change, cancel, decrease or increase any insurance coverages in respect of the Building, add additional forms of insurance as Landlord shall deem reasonably necessary, and/or obtain umbrella or other policies covering both the Building and other assets owned by or associated with Landlord or its affiliates, in which event the cost thereof shall be equitably allocated.

8.6 Waiver of Subrogation. Landlord and Tenant hereby waive and release any and all rights of recovery against the other party, including officers, employees, agents and authorized representatives (whether in contract or tort) of such other party, that arise or result from any and all loss of or damage to any property of the waiving party located within or constituting part of the Building, including the Premises, to the extent of amounts payable under a standard ISO Commercial Property insurance policy, or such additional property coverage as the waiving party may carry (with a commercially reasonable deductible), whether or not the party suffering the loss or damage actually carries any insurance, recovers under any insurance or self-insures the loss or damage. Each party shall have their property insurance policies issued in such form as to waive any right of subrogation as might otherwise exist. This mutual waiver is in addition to any other waiver or release contained in this Lease.

9. FIRE AND OTHER CASUALTY.

9.1 Termination. If a fire or other casualty causes damage to the Building or the Premises, and sufficient insurance proceeds will be available to Landlord to cover the cost of any restoration to the Building and Premises, Landlord shall engage a registered architect to estimate, within one (1) month of the casualty, to both Landlord and Tenant the amount of time needed to restore the Building and the Premises to tenantability, using standard working methods without the payment of overtime and other premiums. If the time needed exceeds twelve (12) months from the beginning of the restoration, or two (2) months therefrom if the restoration would begin during the last twelve (12) months of the Lease, then in the case of damage to the Premises, either Landlord or Tenant may terminate this Lease, and in the case of damage to the Building, Landlord may terminate this Lease, by notice to the other party within ten (10) days after the notifying party's receipt of the architect's estimate. If sufficient insurance proceeds will not be available to Landlord to cover the cost of any restoration to the Building or the Premises, Landlord may terminate this Lease by written notice to Tenant. Any termination pursuant to this Section 9.1 shall be effective thirty (30) days from the date of such termination notice and Rent shall be paid by Tenant to that date, with an abatement for any portion of the Premises which has been rendered untenantable as a result of the casualty (except to the extent that (a) the casualty was caused by the negligence or intentional misconduct of Tenant, its agents, employees, contractors, subtenants or assignees, or (b) Landlord does not receive insurance proceeds sufficient to cover the rent interruption during such period).

9.2 Restoration. If a casualty causes damage to the Building or the Premises but this Lease is not terminated for any reason, then subject to the rights of any mortgagees or ground lessors, Landlord shall obtain the applicable insurance proceeds and diligently restore the Building and the Premises to substantially their prior condition, except for modifications required by then applicable Governmental Requirements or any other modifications to the common areas of the Building deemed desirable by Landlord; provided, however, that, within ten (10) days following notice to Tenant from Landlord, Tenant shall irrevocably and unconditionally assign to Landlord (or to any party designated by Landlord) all insurance proceeds payable to Tenant under Tenant's insurance required under Section 8.3(b) above which pertain to the repair and restoration of the leasehold improvements in the Premises, including any leasehold improvements performed by or on behalf of Tenant pursuant to Section 5 above; and provided further, that if the cost of repair and restoration by Landlord of the leasehold improvements in the Premises exceeds the amount of insurance proceeds received by Landlord from Tenant's insurance carrier, as assigned by Tenant, the cost of such repair and restoration shall be promptly paid by to Landlord, but in any event prior to Landlord's commencement of repair of the damage. Notwithstanding the foregoing, Landlord shall have no obligation with respect to, and if Landlord elects or is required to perform any restoration hereunder, Tenant shall be responsible for and shall, repair and replace at its sole cost all of Tenant's equipment, furniture, trade fixtures and other personal property in the Premises, including, without limitation, any telecommunications wires, cables and related devices located in or serving the Premises. Rent shall be abated on a per diem basis during the restoration for any portion of the Premises which is untenantable, except to the extent that (a) the casualty was caused by the negligence or intentional misconduct of Tenant, its agents, employees, contractors, subtenants or assignees, (b) Landlord is delayed in completing the repair or restoration as a result of any act, omission, neglect or failure of Tenant or any of Tenant's agents, employees, contractors or subcontractors or (c) Landlord does not receive insurance proceeds sufficient to cover the rent interruption during such period. Tenant shall not be entitled to any compensation or damages from Landlord for loss of the use of the Premises, damage to Tenant's personal property and trade fixtures or any inconvenience occasioned by such damage, repair or restoration. Tenant hereby waives the provisions of Section 1932, Subdivision 2, and Section 1933, Subdivision 4, of the California Civil Code, and the provisions of any similar law hereinafter enacted.

10. EMINENT DOMAIN. If a part of the Project is taken by eminent domain or deed in lieu thereof which is so substantial that the Premises cannot reasonably be used by Tenant for the operation of its business, then either party may terminate this Lease effective as of the date of the taking. If any substantial portion of the Project is taken without affecting the Premises, then Landlord may terminate this Lease as of the date of such taking. Rent shall abate from the date of the taking in proportion to any part of the Premises taken. The entire award for a taking of any kind shall be paid to Landlord, and Tenant shall have no right to share in the award. All obligations accrued to the date of the taking shall be performed by the party liable to perform said obligations, as set forth herein. Tenant hereby waives any and all rights it might otherwise have pursuant to Section 1265.130 of The California Code of Civil Procedure.

11. RIGHTS RESERVED TO LANDLORD.

Landlord may exercise at any time any of the following rights respecting the operation of the Project without liability to Tenant of any kind:

11.1 Name. To change the name of the Building or the Project, or the street address of the Building or the suite number(s) of the Premises.

11.2 Signs. To install, modify and/or maintain any signs on the exterior and in the interior of the Building or on the Project, and to approve at its sole discretion, prior to installation, any of Tenant's signs in the Premises visible from the common areas or the exterior of the Building.

11.3 Window Treatments. To approve, at its discretion, prior to installation, any shades, blinds, ventilators or window treatments of any kind, as well as any lighting within the Premises that may be visible from the exterior of the Building or any interior common area.

11.4 Keys. To retain and use at any time passkeys to enter the or any door within the Premises. Tenant shall not alter or add any lock or bolt.

11.5 Access. To have access to the Premises with twenty-four hours' prior notice (except in the case of an emergency, in which case Landlord shall have the right to immediate access, or for purposes of providing regularly scheduled services) to inspect the Premises, to post notices of non-responsibility in connection with any Work, to make repairs, alterations, additions or improvements to the Premises or Building, and to perform any other obligations of Landlord hereunder, all without abatement of Rent.

11.6 Preparation for Reoccupancy. To decorate, remodel, repair, alter or otherwise prepare the Premises for reoccupancy at any time after Tenant abandons the Premises, without relieving Tenant of any obligation to pay Rent.

11.7 Heavy Articles. To approve the weight, size, placement and time and manner of movement within the Building of any safe, central filing system or other heavy article of Tenant's property. Tenant shall move its property entirely at its own risk.

11.8 Show Premises. To show the Premises to prospective purchasers, tenants, brokers, lenders, mortgagees, investors, rating agencies or others at any reasonable time, provided that Landlord gives prior notice to Tenant and does not materially interfere with Tenant's use of the Premises.

11.9 Relocation of Tenant. To relocate Tenant, upon thirty days' prior written notice, from all or part of the Premises (the "Old Premises") to another area in the Project (the "New Premises"), provided that:

(a) the size of the New Premises is at least equal to the size of the Old Premises; and

(b) Landlord pays the cost of moving Tenant and provides Tenant, at Landlord's sole cost and expense, with tenant improvements at least equal in quality to those in the Old Premises. Tenant shall cooperate with Landlord in all reasonable ways to facilitate the move, including supervising the movement of files or fragile equipment, designating new locations for furniture, equipment and new telephone and electrical outlets, and determining the color of paint in the New Premises.

11.10 Use of Lockbox. To designate a lockbox collection agent for collections of amounts due Landlord. In that case, the date of payment of Rent or other sums shall be the date of the agent's receipt of such payment or the date of actual collection if payment is made in the form of a negotiable instrument thereafter dishonored upon presentment. However, Landlord may reject any payment for all purposes as of the date of receipt or actual collection by mailing to Tenant within a reasonable time after such receipt or collection a check equal to the amount sent by Tenant.

11.11 Repairs and Alterations. To make repairs or alterations to the Project and in doing so transport any required material through the Premises, to close entrances, doors, corridors, elevators and other facilities in the Project, to open any ceiling in the Premises, or to temporarily suspend services or use of common areas in the Building. Landlord may perform any such repairs or alterations during ordinary business hours, except that Tenant may require any work in the Premises to be done after business hours if Tenant pays Landlord for overtime and any other expenses incurred. Landlord may do or permit any work on any nearby building, land, street, alley or way.

11.12 Building Services. To install, use and maintain through the Premises, pipes, conduits, wires and ducts serving the Building, provided that such installation, use and maintenance does not unreasonably interfere with Tenant's use of the Premises.

11.13 Use of Roof. To install, operate, maintain and repair any satellite dish, antennae, equipment, or other facility on the roof of the Building or to use the roof of the Building in any other manner, or to allow any entity selected by Landlord to undertake the foregoing, provided that such installation, operation, maintenance, repair or use does not unreasonably interfere with Tenant's use of the Premises.

11.14 Other Actions. To take any other action which Landlord deems reasonable in connection with the operation, maintenance or preservation of the Building and the Project.

12. DEFAULTS.

12.1 Tenant's Default. Any of the following shall constitute a default by Tenant:

(a) Rent Default. Tenant fails to pay any Rent when due;

(b) Assignment/Sublease of Hazardous Substances Default. Tenant defaults in its obligations under Section 16 (Subordination), Section 17 (Assignment and Sublease), Section 19 (Estoppel Certificate) or Section 28 (Hazardous Substances);

(c) Other Performance Default. Tenant fails to perform any other obligation to Landlord under this Lease, and such failure continues for ten (10) days after written notice from Landlord or Landlord's agent, except that if Tenant begins to cure its failure within the ten (10) day period but cannot reasonably complete its cure within such period, then, so long as Tenant continues to diligently attempt to cure its failure, the ten (10) day period shall be extended to sixty (60) days, or such lesser period as is reasonably necessary to complete the cure;

(d) Credit Default. One of the following credit defaults occurs:

(i) Tenant (or any guarantor of Tenant's obligations hereunder) commences any proceeding under any law relating to bankruptcy, insolvency, reorganization or relief of debts, or seeks appointment of a receiver, trustee, custodian or other similar official for the Tenant (or the guarantor) or for any substantial part of its property, or any such proceeding is commenced against Tenant (or the guarantor) and either remains undismissed for a period of thirty (30) days or results in the entry of an order for relief against Tenant (or the guarantor) which is not fully stayed within seven (7) days after entry;

(ii) Tenant (or any guarantor of obligations hereunder) becomes insolvent or bankrupt, does not generally pay its debts as they become due, or admits in writing its inability to pay its debts, or makes a general assignment for the benefit of creditors;

(iii) Any third party obtains a levy or attachment under process of law against Tenant's leasehold interest.

(e) Vacation or Abandonment Default. Tenant vacates or abandons the Premises.

(f) Default Under Other Lease. Any default by Tenant under that certain other lease by and between Landlord and Tenant dated as of February 16, 2006, with regard to that certain other premises in the Building commonly referred to as Suite 240.

Tenant acknowledges and agrees that, notwithstanding the foregoing provisions of this Section 12, Tenant shall be in default for purposes of Section 1161 of the California Code of Civil Procedure immediately following Tenant's failure to perform or comply with any covenants, agreements, terms or conditions of this Lease to be performed or observed by Tenant, including, without limitation, Tenant's failure to pay Rent when due, and that any notices required to be given by Landlord under this Section 12 shall, in each case, be in lieu of, and not in addition to, any notice required under Section 1161 of the California Code of Civil Procedure, and shall be deemed to satisfy the requirement, if any, that notice be given pursuant to such section.

12.2 Landlord Defaults. Landlord shall be in default hereunder if Landlord has not begun and pursued with reasonable diligence the cure of any failure of Landlord to meet its obligations hereunder within thirty (30) days after the receipt by Landlord of written notice from Tenant of the alleged failure to perform. In no event shall Tenant have the right to terminate or rescind this Lease as a result of Landlord's default as to any covenant or agreement contained in this Lease. Tenant hereby waives such remedies of termination and rescission and hereby agrees that Tenant's remedies for default hereunder and for breach of any promise or inducement shall be limited to a suit for damages and/or injunction. In addition, Tenant hereby covenants that, prior to the exercise of any such remedies, Tenant will give notice and a reasonable time to cure any default by Landlord to any holder of a mortgage or deed of trust encumbering Landlord's interest in the Project of which Tenant has been given notice. Notwithstanding anything contained herein to the contrary, Landlord shall not be in default under this Lease to the extent Landlord is unable to perform any of its obligations on account of any prevention, delay, stoppage due to strikes, lockouts, inclement weather, labor disputes, inability to obtain labor, materials, fuels, energy or reasonable substitutes therefor, governmental restrictions, regulations, controls, actions or inaction, civil commotion, fire or other acts of god, national emergency, acts of war or terrorism or any other cause of any kind beyond the reasonable control of Landlord (except financial inability).

13. LANDLORD REMEDIES. UPON A DEFAULT, LANDLORD SHALL HAVE THE FOLLOWING REMEDIES, IN ADDITION TO ALL OTHER RIGHTS AND REMEDIES PROVIDED BY LAW OR OTHERWISE PROVIDED IN THIS LEASE, TO WHICH LANDLORD MAY RESORT CUMULATIVELY OR IN THE ALTERNATIVE:

13.1 Termination of Lease. Landlord may elect by notice to Tenant to terminate this Lease, in which event, Tenant shall immediately vacate the Premises and deliver possession to Landlord.

13.2 Civil Code Section 1951.4 Remedy. Even though Tenant has breached this Lease, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession, and Landlord shall have all of its rights and remedies, including the right, pursuant to California Civil Code Section 195 1.4, to recover all rent as it becomes due under this Lease, if Tenant has the right to sublet or assign, subject only to reasonable limitations. Acts of maintenance or preservation or efforts to relet the Premises or the appointment of a receiver upon initiative of Landlord to protect Landlord's interest under this Lease shall not constitute a termination of Tenant's right to possession unless written notice of termination is given by Landlord to Tenant.

13.3 Lease Termination Damages. If Landlord elects to terminate this Lease, then this Lease shall terminate on the date for termination set forth in such notice. Tenant shall immediately vacate the Premises and deliver possession to Landlord, and Landlord may repossess the Premises and may, at Tenant's sole cost, remove any of Tenant's signs and any of its other property, without relinquishing its right to receive Rent or any other right against Tenant. On termination, Landlord has the right to recover from Tenant as damages:

(a) The worth at the time of award of unpaid Rent and other sums due and payable which had been earned at the time of termination; plus

(b) The worth at the time of award of the amount by which the unpaid Rent and other sums due and payable which would have been earned after termination until the time of award exceeds the amount of such Rent loss that Tenant proves could have been reasonably avoided; plus

(c) The worth at the time of award of the amount by which the unpaid Rent and other sums due and payable for the balance of the Term after the time of award exceeds the amount of such Rent loss that Tenant proves could be reasonably avoided; plus

(d) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform Tenant's obligations under this Lease, or which, in the ordinary course of things, would be likely to result therefrom, including, without limitation, any costs or expenses incurred by Landlord: (i) in retaking possession of the Premises; (ii) in maintaining, repairing, preserving, restoring, replacing, cleaning, altering or rehabilitating the Premises or any portion thereof, including such acts for reletting to a new tenant or tenants; (iii) for leasing commissions; or (iv) for any other costs necessary or appropriate to relet the Premises; plus

(e) At Landlord's election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time by the laws of the State of California.

The "worth at the time of award" of the amounts referred to in Sections 13.3(a) and 13.3(b) is computed by allowing interest at the Interest Rate on the unpaid rent and other sums due and payable from the termination date through the date of award. The "worth at the time of award" of the amount referred to in Section 13.3(c) is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). Tenant waives redemption or relief from forfeiture under California Code of Civil Procedure Sections 1174 and 1179, or under any other present or future law, if Tenant is evicted or Landlord takes possession of the Premises by reason of any default of Tenant hereunder.

13.4 Landlord's Remedies Cumulative. All of Landlord's remedies under this Lease shall be in addition to all other remedies Landlord may have at law or in equity, including, without limitation, the remedy described in California Civil Code Section 1951.4 (pursuant to which Landlord may continue this Lease in effect after Tenant's breach and abandonment and recover rent as it due if Tenant has the right to sublet or assign the Lease, subject to reasonable limitations). Waiver by Landlord of any breach of any obligation by Tenant shall be effective only if it is in writing, and shall not be deemed a waiver of any other breach, or any subsequent breach of the same obligation. The possession of Tenant's funds, negotiation of Tenant's negotiable instruments, or acceptance of Tenant's payment by Landlord or its agents shall not constitute a waiver of any breach by Tenant, and if such possession, negotiation or acceptance occurs after Landlord's notice to Tenant, or termination of this Lease or of Tenant's right to possession, such possession, negotiation or acceptance shall not affect such notice or termination. Acceptance of payment by Landlord after commencement of a legal proceeding or final judgment shall not affect such proceeding or judgment. Landlord may advance such monies and take such other actions for Tenant's account as reasonably may be required to cure or mitigate any default by Tenant. Tenant shall immediately reimburse Landlord for any such advance, and such sums shall bear interest at the Interest Rate until paid.

13.5 WAIVER OF TRIAL BY JURY. IN GRAFTON PARTNERS L.P. v. SUPERIOR COURT, 36 CAL.4TH 944 (2005), THE CALIFORNIA SUPREME COURT RULED THAT CONTRACTUAL, PRE-DISPUTE JURY TRIAL WAIVERS ARE UNENFORCEABLE. THE PARTIES, HOWEVER, ANTICIPATE THAT THE CALIFORNIA LEGISLATURE WILL ENACT LEGISLATION TO PERMIT SUCH WAIVERS IN CERTAIN CASES. IN ANTICIPATION OF SUCH LEGISLATION, LANDLORD AND TENANT HEREBY WAIVE, AS OF THE EFFECTIVE DATE OF SUCH LEGISLATION AND TO THE EXTENT PERMITTED BY APPLICABLE LAW, TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR THEIR SUCCESSORS IN RESPECT OF ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE, THE RELATIONSHIP OF LANDLORD AND TENANT, TENANT'S USE OR OCCUPANCY OF THE PREMISES, ANY CLAIM FOR INJURY OR DAMAGE OR ANY EMERGENCY OR STATUTORY REMEDY. IF LANDLORD COMMENCES ANY SUMMARY PROCEEDINGS OR ACTION FOR NON-PAYMENT OF RENT, TENANT SHALL NOT INTERPOSE ANY COUNTERCLAIM OF ANY NATURE OR DESCRIPTION (UNLESS SUCH COUNTERCLAIM SHALL BE MANDATORY) IN ANY SUCH PROCEEDING OR ACTION, AND ANY SUCH COUNTERCLAIM SHALL BE RELEGATED TO AN INDEPENDENT ACTION AT LAW. IN ADDITION, LANDLORD AND TENANT EACH WAIVES ANY OBJECTION TO VENUE IN THE COUNTY IN WHICH THE PROJECT IS LOCATED, AND CONSENTS TO PERSONAL JURISDICTION OF THE COURTS OF THE STATE OF CALIFORNIA IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING IN CONNECTION WITH THIS LEASE. THE PROVISIONS OF THIS SECTION 13.5 SHALL SURVIVE THE EXPIRATION OR EARLIER TERMINATION OF THIS LEASE.

14. SURRENDER. Upon the expiration or earlier termination of this Lease for any reason, Tenant shall surrender the Premises to Landlord in its condition existing as of the Commencement Date, Landlord's Work, wear and tear and damage by fire or other casualty excepted, with all interior walls repaired and repainted if marked or damaged, all carpets shampooed and cleaned, all broken, marred or nonconforming acoustical ceiling tiles replaced, and any damage by Tenant or any Tenant Party to the plumbing and electrical systems or lighting repaired (including replacement of any burned out or broken light bulbs or ballasts), all to the reasonable satisfaction of Landlord. Tenant shall remove from the Premises and the Project all of Tenant's trade fixtures, furniture, moveable equipment and other personal property, and any Work which Landlord elects to be removed pursuant to Section 5.4, and shall restore the Premises to its condition prior to their installation, including, without limitation, repairing all damage caused by the installation or removal of any of the foregoing items. If Tenant does not timely remove such property, then Tenant shall be conclusively presumed to have, at Landlord's election: (a) conveyed such property to Landlord without compensation or (b) abandoned such property, and Landlord may dispose of or store any part thereof in any manner at Tenant's sole cost, without waiving Landlord's right to claim from Tenant all expenses arising out of Tenant's failure to remove the property, and without liability to Tenant or any other person. Landlord shall have no duty to be a bailee of any such personal property. If Landlord elects to consider such property abandoned, Tenant shall be liable to Landlord for the costs of: (i) removal of any such Work or property, (ii) storage, transportation, and disposition of the same, and (iii) repair and restoration of the Premises, together with interest thereon at the Interest Rate from the date of expenditure by Landlord.

15. HOLDOVER. Tenant shall have no right to holdover possession of the Premises after the expiration or termination of this Lease without Landlord's prior written consent which Landlord may withhold in its sole and absolute discretion. If, however, Tenant retains possession of any part of the Premises after the Term, Tenant shall become a tenant at sufferance only, for the entire Premises upon all of the terms of this Lease as might be applicable to such tenancy, except that Tenant shall pay all of the Base Rent, Operating Cost Share Rent and Tax Share Rent at double the rate in effect immediately prior to such holdover (without regard to any abatements of Rent on account of casualty or otherwise), computed on a monthly basis for each full or partial month Tenant remains in possession. Tenant shall also protect, defend, indemnify and hold Landlord harmless from and against all Claims resulting from such failure, including, without limiting the generality of the foregoing, any claims made by any succeeding tenant founded upon such failure to surrender and any lost profits to Landlord resulting therefrom. No acceptance of Rent or other payments by Landlord under these holdover provisions shall operate as a waiver of Landlord's right to regain possession or any other of Landlord's remedies.

16. SUBORDINATION TO GROUND LEASES AND MORTGAGES.

16.1 Subordination. This Lease shall be subordinate to any present or future ground lease or mortgage respecting the Project, and any amendments to such ground lease or mortgage, at the election of the ground lessor or mortgagee as the case may be, effected by notice to Tenant in the manner provided in this Lease. The subordination shall be effective upon such notice, but at the request of Landlord or ground lessor or mortgagee, Tenant shall within ten (10) days after the request, execute and deliver to the requesting party any reasonable documents provided to evidence the subordination. Any mortgagee has the right, at its sole option, to subordinate its mortgage to the terms of this Lease, without notice to, nor the consent of, Tenant.

16.2 Termination of Ground Lease or Foreclosure of Mortgage. If any ground lease is terminated or mortgage foreclosed or deed in lieu of foreclosure given and the ground lessor, mortgagee, or purchaser at a foreclosure sale shall thereby become the owner of the Project, Tenant shall attorn to such ground lessor or mortgagee or purchaser without any deduction or setoff by Tenant, and this Lease shall continue in effect as a direct lease between Tenant and such ground lessor, mortgagee or purchaser. The ground lessor or mortgagee or purchaser shall be liable as Landlord only during the time such ground lessor or mortgagee or purchaser is the owner of the Project. At the request of Landlord, ground lessor or mortgagee, Tenant shall execute and deliver within ten (10) days after the request any document furnished by the requesting party to evidence Tenant's agreement to attorn.

16.3 Security Deposit. Any ground lessor or mortgagee shall be responsible for the return of any security deposit by Tenant only to the extent the security deposit, if any, is received by such ground lessor or mortgagee.

16.4 Notice and Right to Cure. Tenant agrees to send by registered or certified mail to any ground lessor or mortgagee, identified in any notice from Landlord to Tenant, a copy of any notice of default sent by Tenant to Landlord. If Landlord fails to cure such default within the required time period under this Lease, but ground lessor or mortgagee begins to cure within ten (10) days after such period and proceeds diligently to complete such cure, then ground lessor or mortgagee shall have such additional time as is necessary to complete such cure, including any time necessary to obtain possession if possession is necessary to cure, and Tenant shall not begin to enforce its remedies so long as the cure is being diligently pursued.

16.5 Definitions. As used in this Section 16, "mortgage" shall include "trust deed" and "deed of trust"; "mortgagee" shall include "trustee", "beneficiary" and the mortgagee of any ground lessee; and "ground lessor", "mortgagee", and "purchaser at a foreclosure sale" shall include, in each case, all of its successors and assigns, however remote.

17. ASSIGNMENT AND SUBLEASE.

17.1 In General. Tenant shall not, without Landlord's prior written consent, in each case: (a) make or allow any assignment or transfer, by operation of law or otherwise, of any part of Tenant's interest in this Lease, (b) sublet any part of the Premises, or (c) permit anyone other than Tenant and its employees to occupy any part of the Premises (all of the foregoing are hereinafter sometimes referred to individually as a "Transfer", and collectively as "Transfers", any person to whom any Transfer is made or sought to be made is hereinafter sometimes referred to as a "Transferee", and any person by whom any Transfer is made or sought to be made is hereinafter sometimes referred to as a "Transferor"). Tenant shall remain primarily liable for all of its obligations under this Lease, notwithstanding any Transfer. No consent granted by Landlord shall be deemed to be a consent to any subsequent Transfer. Tenant shall pay all, of Landlord's attorneys' fees and other expenses incurred in connection with any consent requested by Tenant or in considering any proposed Transfer. Any Transfer without Landlord's prior written consent shall be void. Except for a Permitted Transfer (as defined below), if Tenant shall assign this Lease or sublet or otherwise Transfer the Premises, or any portion thereof, any rights of Tenant to renew this Lease, to extend the Term or to lease additional space in the Project shall be extinguished thereby and will not be transferred to the Transferee, all such rights being personal to the Tenant named herein. In addition, Tenant shall not, without Landlord's prior written consent, which Landlord may withhold in its sole discretion, mortgage, pledge or encumber this Lease, the term or estate hereby granted or any interest hereunder.

17.2 Landlord's Consent. Landlord will not unreasonably withhold its consent to any proposed Transfer. It shall be reasonable for Landlord to withhold its consent to any Transfer if (a) Tenant is in default under this Lease, (b) the proposed Transferee is a tenant in the Project or an affiliate of such a tenant or a party that Landlord has identified as a prospective tenant in the Project or in another project owned by Landlord in the vicinity of the Project, (c) the financial responsibility, nature of business, and character of the proposed Transferee are not all reasonably satisfactory to Landlord, (d) in the reasonable judgment of Landlord the purpose for which the Transferee intends to use the Premises (or a portion thereof) is not in keeping with Landlord's standards for the Building or are in violation of the terms of this Lease or any other leases in the Project, (e) the proposed Transferee is a government entity, (f) the nature of the proposed Transferee's business is inconsistent with the uses of a first-class office building, (g) the proposed Transfer is between a Transferee of Tenant (other than a Permitted Transferee) and a third party, or (h) the proposed effective rent under the sublease or other Transfer is less than the effective rent then being quoted by Landlord for comparable space in the Building for a comparable term, calculated using a present value analysis; or if no comparable space in the Building is available for lease for a comparable term at the time of the proposed Transfer, then it shall be reasonable for Landlord to withhold its consent to such Transfer if the effective rent charged to such proposed Transferee is less than the fair market rental value of the proposed Transfer Premises (as defined in Section 17.3 below) as of the date of the proposed Transfer, as determined by Landlord. The foregoing shall not exclude any other reasonable basis for Landlord to withhold its consent.

17.3 Procedure. Tenant shall notify Landlord of any proposed Transfer at least thirty (30) days prior to its proposed effective date. The notice shall include the name and address of the proposed Transferee, its corporate affiliates in the case of a corporation and partners in the case of a partnership, a description of the portion of the Premises that is subject to the Transfer (the "Transfer Premises"), a calculation of the Transfer Premium (as defined in Section 17.6 below) payable in connection with the Transfer, an executed copy of the proposed Transfer agreement, and sufficient to permit Landlord to determine the financial responsibility and character of the proposed Transferee (including, without limitation, the most recent financial statements for the proposed Transferee). As a condition to the effectiveness of any assignment of this Lease, the assignee shall execute and deliver to Landlord, at least fifteen (15) days prior to the effective date of the assignment, Landlord's standard form of Consent to Assignment, providing for, among other things, an assumption of all of the obligations of Tenant under this Lease. As a condition to the effectiveness of any other Transfer, Transferee shall execute and deliver to Landlord, at least fifteen (15) days prior to the effective date of such Transfer, Landlord's standard consent form, providing, among other things, (a) the Transferee's obligation to indemnify Landlord and the other Indemnitees consistent with Tenant's indemnification obligations in Section 8.2 above, and (b) the Transferee's agreement that any such Transfer shall be subordinate and subject to the provisions of this Lease, and if this Lease shall be terminated during the term of any such Transfer, Landlord shall have the right to: (i) treat such Transfer as cancelled and repossess the Transfer Premises by any lawful means, or (ii) require that the Transferee attorn to and recognize Landlord as its landlord under any such Transfer. If Tenant shall default and fail to cure within the time permitted for cure under Section 12 above, Landlord is hereby irrevocably authorized, as Tenant's agent and attorney-in-fact, to direct any Transferee to make all payments under or in connection with the Transfer directly to Landlord (which Landlord shall apply towards Tenant's obligations under this Lease) until such default is cured.

17.4 Change of Management or Ownership. Except as provided in Section 17.5, except in the case of an initial public offering of Tenant's stock, and provided that the following shall not apply so long as Tenant's stock is publicly held and traded through a national stock exchange, any transfer of the direct or indirect power to affect the management or policies of Tenant or direct or indirect change in 25% or more of the ownership interest in Tenant shall constitute an assignment of this Lease.

17.5 Permitted Transfers. If Tenant is not then in default of this Lease, Tenant may assign this Lease or sublet any portion of the Premises (hereinafter collectively referred to as a "Permitted Transfer") to (a) a parent or subsidiary of Tenant, or an entity under common control with Tenant, (b) any successor entity to Tenant by way of merger, consolidation or other non-bankruptcy corporate reorganization, or (c) an entity which acquires all or substantially all of Tenant's assets or stock (collectively, "Permitted Transferees", and, individually, a "Permitted Transferee"); provided that (i) at least ten (10) business days prior to the Transfer, Tenant notifies Landlord of such Transfer, and supplies Landlord with any documents or information reasonably requested by Landlord regarding such Transfer or Transferee, including, but not limited to, copies of the sublease or instrument of assignment and copies of documents establishing to the reasonable satisfaction of Landlord that the transaction in question is one permitted under this Section 17.5, (ii) at least ten (10) business days prior to the Transfer, Tenant furnishes Landlord with a written document executed by the proposed Permitted Transferee in which such entity assumes all of Tenant's obligations under this Lease with respect to the Transfer Premises, (iii) in the case of a Transfer pursuant to clause (b) above, the successor entity must have a tangible net worth at the time of the Transfer (i.e., not including intangible assets in the calculation, such as goodwill, patents, copyrights, and trademarks) computed in accordance with generally accepted accounting principles ("Net Worth") that is at least equal to the Net Worth of Tenant immediately prior to such Transfer, and (iv) any such proposed Transfer is made for a good faith operating business purpose and not, whether in a single transaction or in a series of transactions, be entered into as a subterfuge to evade the obligations and restrictions relating to Transfers set forth in this Section 17.

17.6 Transfer Premium.

(a) If Landlord consents to a Transfer, as a condition thereto which the parties hereby agree is reasonable, Landlord shall be entitled to receive, as Additional Rent hereunder, any Transfer Premium derived from such Transfer. As used herein, the term "Transfer Premium" means (i) in the case of an assignment, any consideration (including, without limitation, payment for leasehold improvements) paid by the assignee on account of such assignment, and (ii) in the case of any other Transfer, all rent, additional rent or other consideration paid by the Transferee to the Transferor pursuant to such in excess of the base rent and additional rent payable by such Transferor during the term of the Transfer on a per rentable square foot basis. Payment of the Transfer Premium due Landlord hereunder shall be a joint and several obligation of Tenant and the Transferee, and shall be made to Landlord as follows: (1) in the case of an assignment, the Transferor shall pay the Transfer Premium to Landlord within ten (10) days after the Transferor receives the consideration described in clause (i) above; and (2) in the case of any other Transfer, on the first day of each month during the term of the Transfer, the shall pay directly to Landlord the amount by which the rent, additional rent or other consideration due from the Transferee for such month exceeds the base rent and additional rent payable by the applicable Transferor for said month which is to the Transfer Premises.

(b) Upon Landlord's request, Transferor shall provide Landlord with reasonable documentation of Transferor's calculation of the Transfer Premium. Landlord or its authorized representatives shall have the right at all reasonable times to audit the books, records and papers of Tenant, and any other Transferor, relating to a Transfer, and shall have the right to make copies thereof. If the Transfer Premium respecting any Transfer shall be found to be understated, Tenant shall within ten (10) days after demand pay the deficiency, and if understated by more than two percent (2%), Tenant shall pay Landlord's costs of such audit.

17.7 Recapture. In the case of a proposed assignment, sublease or other Transfer, Landlord may terminate this Lease as to the Transfer Premises by giving Tenant written notice (the "Recapture Notice") within thirty (30) days after Landlord's receipt of the proposed fully executed Transfer agreement submitted by Tenant for Landlord's consent. Such termination shall be effective as of the termination date set forth in Landlord's Recapture Notice, and all obligations of Landlord and Tenant under this Lease as to such terminated space shall expire as of such termination date, except those that expressly survive any termination of this Lease. In the event of a recapture by Landlord, if this Lease shall be canceled with respect to less than the entire Premises, the Rent reserved herein shall be prorated on the basis of the number of rentable square feet retained by Tenant in proportion to the number of rentable square feet contained in the Premises, and this Lease as so amended shall continue thereafter in full force and effect, and upon request of either party, the parties shall execute written confirmation of the same.

17.8 Tenant Remedies. Notwithstanding anything to the contrary in this Lease, if Tenant claims that Landlord has unreasonably withheld or delayed its consent under this Section 17 or otherwise has breached or acted unreasonably under this Section 17, Tenant's sole remedy shall be declaratory judgment and an injunction for the relief sought without any monetary damages, and Tenant hereby waives all other remedies, including, without limitation, any right provided under California Civil Code Section 1995.310 or other applicable laws to terminate this Lease. Tenant shall indemnify, defend and hold Landlord from any and all Claims involving any third party or parties (including without limitation Tenant's broker or proposed transferee) who claim they were damaged by Landlord's withholding or conditioning of Landlord's consent, unless it is determined by a court of competent jurisdiction that Landlord has withheld or conditioned its consent to Tenant's proposed Transfer in bad faith.

18. CONVEYANCE BY LANDLORD. If Landlord shall at any time transfer its interest in the Project or this Lease, Landlord shall be released from any obligations occurring after such transfer, except the obligation to return to Tenant any security deposit not delivered to its transferee, and Tenant shall look solely to Landlord's successors for performance of such obligations. This Lease shall not be affected by any such transfer.

19. ESTOPPEL CERTIFICATE. Each party shall, within ten (10) days after receiving a request from the other party, execute, acknowledge in recordable form, and deliver to the other party or its designee a certificate stating, subject to a specific statement of any applicable exceptions, that this Lease as amended to date is in full force and effect, that Tenant is paying Rent and other charges on a current basis, and that to the best of the knowledge of the certifying party, the other party has committed no uncured defaults and has no offsets or claims. The certifying party may also be required to state the date of commencement of payment of Rent, the Commencement Date, the Termination Date, the Base Rent, the current Operating Cost Share Rent and Tax Share Rent estimates, the status of any improvements required to be completed by Landlord, the amount of any security deposit, and such other matters as may be reasonably requested. Tenant's failure to execute or deliver an estoppel certificate in the required time period shall constitute an acknowledgment by Tenant that the statements included in the estoppel certificate are true and correct, without exception. Tenant's failure to execute or deliver an estoppel certificate or other document or instrument required under this Section 19 in a timely manner shall be a material breach of this Lease.

20. LEASE DEPOSIT.

20.1 Prepaid Rent and Security Deposit. Tenant shall deposit with Landlord on the date Tenant executes and delivers this Lease the cash sums set forth in the Schedule for both Prepaid Rent and Security Deposit (collectively, the "Lease Deposit"). The Prepaid Rent shall be applied by Landlord as set forth in Section 2.19(a) above. The Security Deposit shall be held by Landlord as security for the faithful performance by Tenant of all its obligations under this Lease.

20.2 Application of Security Deposit. Tenant agrees that, if Tenant fails to pay any Rent, or otherwise defaults with respect to any provision of this Lease, Landlord may (but shall not be obligated to), and without prejudice to any other remedy available to Landlord, use, apply or retain all or any portion of the Security Deposit for the payment of any Rent in default or for the payment of any other sum to which Landlord may become obligated by reason of Tenant's default, or to compensate Landlord for any loss or damage which Landlord may suffer thereby, including, without limitation, prospective damages and damages recoverable pursuant to California Civil Code Section 1951.2. If Landlord uses or applies all or any portion of the Security Deposit as provided above, Tenant shall, within three (3) days after demand therefor, deposit cash with Landlord in an amount sufficient to restore the Security Deposit to the full amount thereof, and Tenant's failure to do so shall, at Landlord's option, be a default under Lease with no opportunity to cure. If Tenant performs all of Tenant's obligations hereunder, the Security Deposit, or so much thereof as has not theretofore been applied by Landlord, shall be returned to Tenant (or, at Landlord's option, to the last assignee, if any, of Tenant's interest hereunder) within thirty (30) days following the later to occur of (a) the expiration of the Term of this Lease or (b) Tenant's vacation and surrender of the Premises in accordance with the requirements of this Lease. Tenant waives the provisions of California Civil Code Section 1950.7, or any similar or successor laws now or hereinafter in effect, that restrict Landlord's use or application of the Deposit, or that provide specific time periods for return of the Deposit. Landlord shall not be deemed to hold the Security Deposit in trust nor be required to keep the Security Deposit separate from its general funds, and Tenant shall not be entitled to any interest on the Security Deposit. The Security Deposit shall not be construed as an advance payment of Rent nor liquidated damages, and if Landlord's claims hereunder exceed the Security Deposit, Tenant shall remain liable for the balance of such claims.

20.3 Transfer of Security Deposit. If Landlord transfers its interest in the Project or this Lease, Landlord may transfer the Security Deposit to its transferee. If Landlord so transfers the Security Deposit, Landlord shall have no further obligation to return the Security Deposit to Tenant, and Tenant's right to the return of the Security Deposit shall apply solely against Landlord's transferee.

21. TENANT'S PERSONAL PROPERTY AND FIXTURES. In addition to any statutory lien, Tenant hereby grants to Landlord a lien against and a security interest in all of its personal property and trade fixtures now or hereafter located within the Premises as additional security for performance of all of Tenant's obligations under this Lease. Tenant may replace such personal property and trade fixtures with items of equal or better quality, but shall not otherwise remove them from the Premises without Landlord's consent until all of the obligations of Tenant under this Lease have been performed. This Lease constitutes a security agreement creating a security interest in such property in favor of Landlord, subject only to the liens of existing creditors, and Tenant authorizes Landlord to file a Form UCC-1 Financing Statement to perfect the security interest of Landlord in the secured property and proceeds thereof under the laws of the State of California. In addition, Tenant agrees to execute and deliver from time to time such further instruments as Landlord may reasonably request to effectuate the intent of this Section.

22. NOTICES. All notices, consents, approvals and similar communications to be given by one party to the other under this Lease, shall be given in writing, mailed or personally delivered as follows:

22.1 Landlord. To Landlord as follows:

CarrAmerica Techmart, L.L.C.
1810 Gateway Drive, Suite 150
San Mateo, CA 94404
Attn: Market Officer

with a copy to:

CarrAmerica Realty Operating Partnership, L.P.
1850 K Street, N.W., Suite 500
Washington, D.C. 20006
Attn: Lease Administration

or to such other person at such other address as Landlord may designate by notice to Tenant.

22.2 Tenant. To Tenant as follows:

PeopleNet International Corporation
5201 Great America Parkway, Suite 240
Santa Clara, California 95054
Attn: Benedict Van

or to such other person at such other address as Tenant may designate by notice to Landlord.

Mailed notices shall be sent by United States certified or registered mail, or by a reputable national overnight courier service, postage prepaid. Mailed notices shall be deemed to have been given on the earlier of actual delivery or three (3) business days after posting in the United States mail in the case of registered or certified mail, and one (1) business day in the case of overnight courier. Tenant hereby appoints as its agent to receive the service of process in any action, or any notice required by law to be given prior to the commencement of any action, for recovery of possession of the Premises or any part thereof, and to service of all hereunder (including dispossessory or distraint proceedings and notices thereunder), the person in charge of or occupying the Premises at the time, and, if no person shall be in charge of or occupying the same, then such service may be made by attaching the same on the main entrance of the Premises.

23. QUIET POSSESSION. So long as Tenant shall perform all of its obligations under this Lease, Tenant shall enjoy peaceful and quiet possession of the Premises against any party claiming through the Landlord, subject to all of the terms of this Lease.

24. REAL ESTATE BROKERS. Tenant represents to Landlord that Tenant has not dealt with any real estate broker with respect to this Lease except for any broker(s) listed in the Schedule, and no other broker is in any way entitled to any broker's fee or other payment in connection with this Lease. Tenant shall indemnify and defend Landlord against any Claims by any other broker or third party for any payment of any kind in connection with this Lease. Landlord shall pay the commission owed to Tenant's broker in connection with this Lease pursuant to a separate agreement.

25. MISCELLANEOUS.

25.1 Successors and Assigns. Subject to the limits on Tenant's assignment contained in Section 17, the provisions of this Lease shall be binding upon and inure to the benefit of all successors and assigns of Landlord and Tenant.

25.2 Date Payments Are Due. Except for payments to be made by Tenant under this Lease which are due upon demand or are due in advance (such as Base Rent), and except as otherwise expressly provided in this Lease, Tenant shall pay to Landlord any amount for which Landlord renders a statement of account within ten (10) days after Tenant's receipt of Landlord's statement.

25.3 Meaning of "Landlord", "Re-Entry", "including" and "Affiliate". The term "Landlord" means only the owner of the Project and the lessor's interest in this Lease from time to time. The words "re-entry" and "re-enter" are not restricted to their technical legal meaning. The words "including" and similar words shall mean "without limitation." The word "affiliate" shall mean a person or entity controlling, controlled by or under common control with the applicable entity. "Control" shall mean the power directly or indirectly, by contract or otherwise, to direct the management and policies of the applicable entity.

25.4 Time of the Essence. Time is of the essence of each provision of this lease.

25.5 No Option. The submission of this Lease to Tenant for review or execution does not create an option or constitute an offer to Tenant to lease the Premises on the terms and conditions contained herein, and this Lease shall not become effective unless and until it has been executed and delivered by both Landlord and Tenant.

25.6 Severability. If any provision of this Lease is determined to be invalid, illegal or unenforceable, then such provision will be enforced to the maximum extent possible and the other provisions will remain fully effective and enforceable.

25.7 Governing Law. This Lease shall be governed in all respects by the laws of the state in which the Project is located, without regard to the principles of conflicts of laws.

25.8 Lease Modification. Tenant agrees to modify this Lease in any way requested by a mortgagee which does not cause increased expense to Tenant or otherwise materially adversely affect Tenant's interests under this Lease.

25.9 No Oral Modification. No modification of this Lease shall be effective unless it is a written modification signed by both parties.

25.10 Landlord's Right to Cure. If Tenant fails to perform any obligations under this Lease, Landlord may cure any such failure on Tenant's behalf and any expenses incurred shall constitute Additional Rent due from Tenant on demand by Landlord.

25.11 Captions. The captions used in this Lease shall have no effect on the construction of this Lease.

25.12 Authority. Landlord and Tenant each represents to the other that it has full power and authority to execute and perform this Lease.

25.13 Landlord's Enforcement of Remedies. Landlord may enforce any of its remedies under this Lease either in its own name or through an agent.

25.14 Entire Agreement. This Lease, together with all Exhibits, constitutes the entire agreement between the parties. No representations or agreements of any have been made by either party which are not contained in this Lease.

25.15 Landlord's Title. Landlord's title shall always be paramount to the interest of Tenant, and nothing in this Lease shall empower Tenant to do anything which might in any way impair Landlord's title.

25.16 Light and Air Rights. Landlord does not grant in this Lease any rights to light and air in connection with Project. Landlord reserves to itself, the Project, the Building below the improved floor of each floor of the Premises, the Building above the ceiling of each floor of the Premises, the exterior of the Premises and the areas on the same floor outside the Premises, along with the areas within the Premises required for the installation and repair of utility lines and other items required to serve other tenants of the Building.

25.17 Singular and Plural; Joint and Several Liability. Wherever appropriate in this Lease, a singular term shall be construed to mean the plural where necessary, and a plural term the singular. For example, if at any time two parties shall constitute Landlord or Tenant, then the relevant term shall refer to both parties together. If more than one individual or entity comprises Tenant, the obligations imposed on each individual or entity that comprises Tenant under this Lease shall be joint and several.

25.18 No Recording by Tenant. Tenant shall not record in any public records any memorandum or any portion of this Lease.

25.19 Exclusivity. Landlord does not grant to Tenant in this Lease any exclusive right except the right to occupy its Premises.

25.20 No Construction Against Drafting Party. The rule of construction that ambiguities are resolved against the drafting party shall not apply to this Lease.

25.21 Survival. The waivers of claims or rights, the releases and the obligations of Tenant under this Lease to indemnify, protect, defend and hold harmless Landlord and other Indemnitees shall survive the expiration or earlier termination of this Lease, and so shall all other obligations or agreements of Landlord or Tenant hereunder which by their terms survive the expiration or earlier termination of this Lease.

25.22 Rent Not Based on Income. No Rent or other payment in respect of the Premises shall be based in any way upon net income or profits from the Premises. Tenant may not enter into or permit any sublease or license or other agreement in connection with the Premises which provides for a rental or other payment based on net income or profit.

25.23 Building Manager and Service Providers. Landlord may perform any of its obligations under this Lease through its employees or third parties hired by the Landlord.

25.24 Late Charge and Interest on Late Payments. Without limiting the provisions of Section 12.1, if Tenant fails to pay any installment of Rent or other charge to be paid by Tenant pursuant to this Lease within five (5) business days after the same becomes due and payable, then Tenant shall pay a late charge equal to the greater of five percent (5%) of the amount of such payment or $250. In addition, interest shall be paid by Tenant to Landlord on any late payments of Rent from the date due until paid at the rate provided in Section 2.4(b). Such late charge and interest shall constitute Additional Rent due and payable by Tenant to Landlord upon the date of payment of the delinquent payment referenced above.

25.25 Tenant's Financial Statements. Within ten (10) days after Landlord's written request therefor, Tenant shall deliver to Landlord the current annual and quarterly financial statements of Tenant, and annual financial statements of the two (2) years prior to the current year's financial statements, all prepared in accordance with generally accepted accounting principles consistently applied. Such statements shall be certified by Tenant's chief financial officer; provided, however, that Tenant shall submit financial statements that are audited by a certified public accountant if such statements are available.

25.26 Attorneys' Fees. In any arbitration, quasi-judicial or administrative proceedings or any action in any court of competent jurisdiction, brought by either party to enforce any covenant or any of such party's rights or remedies under this Lease, including any action for declaratory relief, or any action to collect any payments required under this Lease or to quiet title against the other party, the prevailing party shall be entitled to reasonable attorneys' fees and all costs, expenses and disbursements in connection with such action, including the costs of reasonable investigation, preparation and professional or expert consultation, which sums may be included in any judgment or decree entered in such action in favor of the prevailing party. In addition, Tenant shall pay the attorneys' fees and other costs Landlord incurs in enforcing this Lease where an action or proceeding is not brought.

25.27 Other Improvements. If portions of the Project or property adjacent to the Project (collectively, the "Other Improvements") are owned by an entity other than Landlord, Landlord, at its option, may enter into an agreement with the owner or owners of any of the Other Improvements to provide (a) for reciprocal rights of access, use and/or enjoyment of the Project and the Other Improvements, (b) for the common management, operation, maintenance, improvement and/or repair of all or any portion of the Project and all or any portion of the Other Improvements, (c) for the allocation of a portion of Operating Costs and Taxes to the Other Improvements and the allocation of a portion of the operating expenses and taxes for the Other Improvements to the Project, (d) for the use or improvement of the Other Improvements the Project in connection with the improvement, construction, and/or excavation of the Other Improvements and/or the Project, and (e) for any other matter which Landlord deems appropriate or necessary. Nothing contained herein shall be deemed or construed to limit or otherwise affect Landlord's right to sell all or any portion of the Project or any other of Landlord's rights described in this Lease.

25.28 Security. Landlord shall be the sole determinant of the type and amount of security services to be provided to the Project, if any. In all events, Landlord shall not be liable to Tenant, and Tenant hereby waives any claim against Landlord, for (a) any unauthorized or criminal entry of third parties into the Premises, the Building or the Project, (b) any damage to persons, or (c) any loss of property in and about the Premises, the Building or the Project, by or from any unauthorized or criminal acts of third parties, regardless of any action, inaction, failure, breakdown, malfunction and/or insufficiency of the security services provided by Landlord.

26. UNRELATED BUSINESS INCOME. If Landlord is advised by its counsel at any time that any part of the payments by Tenant to Landlord under this Lease may be characterized as unrelated business income under the United States Internal Revenue Code and its regulations, then Tenant shall enter into any amendment proposed by Landlord to avoid such income, so long as the amendment does not require Tenant to make more payments or accept fewer services from Landlord, than this Lease provides.

27. BUILDING RENOVATIONS. It is specifically understood and agreed that Landlord has made no representation or warranty to Tenant and has no obligation and has made no promises to alter, remodel, improve, renovate, repair or decorate the Premises, Building, or any part thereof and that no representations respecting the condition of the Premises or the Building have been made by Landlord to Tenant except as specifically set forth herein. However, Tenant hereby acknowledges that Landlord may during the Lease Term renovate, improve, alter, or modify (collectively, the "Renovations") the Project, the Building the Premises including without limitation the parking structure, common areas, systems and equipment, roof, and structural portions of the same, which Renovations may include, without limitation, (a) installing sprinklers in the Building common areas and tenant spaces, (b) modifying the common areas and tenant spaces to comply with Governmental Requirements, including regulations relating to the physically disabled, seismic conditions, and building safety and security, and (c) installing new floor covering, lighting, and wall coverings in the Building common areas, and in connection with any Renovations, Landlord may, among other things, erect scaffolding or other necessary structures in the Building, limit or eliminate access to portions of the Project, including portions of the common areas, or perform work in the Building, which work may create noise, dust or leave debris in the Building. Tenant hereby agrees that such Renovations and Landlord's actions in connection with such Renovations shall in no way constitute a constructive eviction of Tenant nor entitle Tenant to any abatement of Rent. Landlord shall have no responsibility or for any reason be liable to Tenant for any direct or indirect injury to or interference with Tenant's business arising from the Renovations, nor shall Tenant be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises or of Tenant's personal property or improvements resulting from the Renovations or Landlord's actions in connection with such Renovations, or for any inconvenience or annoyance occasioned by such Renovations or Landlord's actions.

28. HAZARDOUS SUBSTANCES.

28.1 Prohibition Against Hazardous Substances. Tenant shall not cause or permit any Hazardous Substances to be brought upon, produced, stored, used, discharged or disposed of in or near the Project unless Landlord has consented to such storage or use in its sole discretion. Any handling, transportation, storage, treatment, disposal or use of any Hazardous Substances in or about the Project by Tenant, its agents, employees, contractors or invitees shall strictly comply with all applicable Governmental Requirements. Tenant shall indemnify, defend and hold Landlord harmless from and against any Claims which result from or arise out of the use, storage, treatment, transportation, release, or disposal of any Hazardous Substances on or about the Project by Tenant or any Tenant Parties. If, as a result of any handling, transportation, storage, treatment, release, discharge, disposal or use of any Hazardous Substances in or about the Project by Tenant or any Tenant Parties, any lender or governmental agency shall require testing for Hazardous Substances in the Premises, Tenant shall pay for such testing. Tenant's obligations under this Section shall survive the expiration or earlier termination of this Lease until all Claims within the scope of this Section 28.1 are fully, finally, and absolutely barred by the applicable statutes of limitations.

28.2 Definition of "Hazardous Substances". "Hazardous Substances" means any hazardous or toxic substances, materials or waste which are or become regulated by any local government authority, the state in which the Project is located or the United States government, including those substances described in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601 et seq., the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Section 6901 et seq., any other applicable federal, state or local law, and the regulations adopted under these laws.

29. EXCULPATION. Landlord shall have no personal liability under this Lease; its liability shall be limited solely and exclusively to an amount which is equal to the lesser of (a) the interest of Landlord in the Project or (b) the equity interest Landlord would have in the Project if the Project were encumbered by third-party debt in an amount equal to eighty percent (80%) of the value of the Project (as such value is by Landlord). In no event shall Landlord's liability extend to any other property or assets of Landlord, nor shall any officer, director, employee, agent, shareholder, partner, member or beneficiary of Landlord be personally liable for any of Landlord's obligations hereunder. Further, in no event shall Landlord be liable under any circumstances for any consequential damages or for injury or damage to, or interference with, Tenant's business, including but not limited to, loss of profits, loss of rents or other revenues, loss of business opportunity, loss of goodwill, or loss of use, however occurring.

30. COMMUNICATIONS AND COMPUTER LINES. Tenant may install, maintain, replace, remove or use any communications or computer wires and cables (collectively, the "Lines") at the Project in or serving the Premises, provided that (a) Tenant shall obtain Landlord's prior written consent, use an experienced and qualified contractor approved in writing by Landlord, and comply with all of the other provisions of this Lease, (b) an acceptable number of spare Lines and space for additional Lines shall be maintained for existing and future occupants of the Project, as determined in Landlord's reasonable opinion, (c) the Lines therefor (including riser cables) shall be appropriately insulated to prevent excessive electromagnetic fields or radiation, and shall be surrounded by a protective conduit reasonably acceptable to Landlord, (d) any new or existing Lines servicing the Premises shall comply with all Governmental Requirements, (e) as a condition to permitting the installation of new Lines, Landlord may require that Tenant remove existing Lines located in or serving the Premises and repair any damage in connection with such removal, and (f) Tenant shall pay all costs in connection with the foregoing. Landlord reserves the right to require that Tenant remove any Lines located in or serving the Premises which are installed in violation of these provisions, or which are at any time in violation of any Governmental Requirements or represent a dangerous or potentially dangerous condition. In addition, Landlord reserves the right to require that Tenant remove any or all Lines installed by or for Tenant within or serving the Premises upon expiration or sooner termination of this Lease, provided Landlord notifies Tenant prior to or within thirty (30) days following such expiration or sooner termination. Any Lines not required to be removed pursuant to this Section shall, at Landlord's option, become the property of Landlord (without payment by Landlord). If Tenant fails to remove such Lines as required by Landlord, or violates any other provision of this Section, Landlord may, after ten (10) days' written notice to Tenant, remove such Lines or remedy such other violation, at Tenant's expense (without limiting Landlord's other remedies available under this Lease or Governmental Requirements).

Signatures follow on next page.

IN WITNESS WHEREOF, the parties hereto have executed this Lease.

CARRAMERICA TECHMART, L.L.C.,
a Delaware limited liability company

By: CarrAmerica Realty Operating Partnership, L.P.,
a Delaware limited partnership
Its: Sole Member

By: CarrAmerica Realty Corporation,
a Maryland corporation
Its: General Partner

By: /s/ Christopher Peatross
Christopher Peatross
Managing Director

Date of Execution: 6/13/2006

TENANT:

PEOPLENET INTERNATIONAL CORPORATION,
a Delaware corporation

By: /s/ Benedict Van
Name: Benedict Van
Title: CEO

Date of Execution: 6/12/2006