Form 10QSB
period 2006-09-30
PEOPLENET INTERNATIONAL CORP
filed 2006-11-17
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-33033

PEOPLENET INTERNATIONAL CORPORATION
AND SUBSIDIARIES
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

Number of shares of common stock, par value $0.0001, outstanding as of November 15, 2006 is 33,639,249.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

Exhibit Index is on page 20
Total Number of Pages: 24

PEOPLENET INTERNATIONAL CORPORATION
AND SUBSIDIARIES

FORM 10-QSB

For September 30, 2006

TABLE OF CONTENTS

PART I

Item 1. Consolidated Financial Information - (unaudited)

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   September 30
                                                       2006
                                                   ------------
ASSETS
  Current assets
    Cash & cash equivalents                        $   523,992
    Prepaid expense                                     69,030
    Inventory                                            5,070
    Related party receivables                           49,767
                                                   ------------
      Total current assets                             647,859

  Property & equipment - net                           165,229
  Intangible assets - net                              178,535
  Deposit                                               93,645
  Investment                                         1,000,000
                                                   ------------
    Total assets                                   $ 2,085,267
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accrued expenses                               $   441,094
    Advance for shares to be issued                     70,000
                                                   ------------
      Total current liabilities                        511,094
                                                   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                         -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      33,639,249 shares issued and
      outstanding                                        3,364
    Stock subscription receivable                      (51,000)
    Additional paid-in capital                      63,180,537
    Deemed dividend                                (30,809,799)
    Accumulated deficit                            (30,748,929)
                                                   ------------
      Total stockholders' equity                     1,574,173
                                                   ------------
                                                   $ 2,085,267
                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                    Three Month Periods Ended   Nine Month Periods Ended
                                   --------------------------  --------------------------
                                          September 30,               September 30,
                                       2006          2005          2006          2005
                                   ------------  ------------  ------------  ------------
REVENUES
  Voice Over Internet Protocol
    (VoIP)                         $    15,771   $       -     $    35,539   $       -
  Hosting & other                          -           1,765           195         9,069
                                   ------------  ------------  ------------  ------------
    Total revenues                      15,771         1,765        35,734         9,069
                                   ------------  ------------  ------------  ------------

COST OF REVENUES                        30,395           -          54,037           -
                                   ------------  ------------  ------------  ------------
GROSS PROFIT (LOSS)                    (14,624)        1,765       (18,303)        9,069

COSTS AND EXPENSES
  Depreciation & amortization           30,823         3,076        57,805         7,047
  Rent                                  48,887        53,374       156,280       119,915
  Salaries and payroll taxes           247,734        33,198       721,847        86,263
  Professional fees                     80,218        60,121       422,633       238,113
  General and administrative            92,941        94,493     8,661,468       275,136
                                   ------------  ------------  ------------  ------------
    Total costs and expenses           500,602       244,261    10,020,033       726,476
                                   ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                  (515,226)     (242,497)  (10,038,336)     (717,406)

OTHER INCOME
  Interest income                          727            26         5,093           722
                                   ------------  ------------  ------------  ------------
  Total other income                  (514,500)           26         5,093           722

                                   ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES          (514,500)     (242,471)  (10,033,243)     (716,683)

PROVISION FOR INCOME TAXES                 -             -             800           800
                                   ------------  ------------  ------------  ------------
NET LOSS                           $  (514,500)  $  (242,471) $(10,034,043)     (717,483)
                                   ============  ============  ============  ============
Basic & diluted weighted average
  number of shares outstanding      17,674,632    16,337,499    17,316,932    16,275,096
                                   ============  ============  ============  ============
Basic & diluted loss per share          $(0.03)       $(0.01)       $(0.58)       $(0.04)
                                   ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PEOPLENET INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Periods Ended
                                                  -----------------------------
                                                          September 30,
                                                      2006             2005
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(10,034,043)    $  (717,483)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                     57,805           7,047
      Options granted for services                   8,413,773         203,216
      (Increase) decrease in current assets
         Prepaid expenses                                6,694         (68,827)
         Advance to related party                          -          (160,440)
         Deposits                                        6,498         (23,061)
      Increase (decrease) in current liabilities
         Accrued expenses                              (13,873)         (9,419)
                                                   ------------    ------------
      Net cash used in operating activities         (1,563,146)       (822,158)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                     (81,768)        (49,025)
  Purchase of intangible assets                       (190,000)            -
  Cash from acquired subsidiary                        474,851             -
                                                   ------------    ------------
    Net cash used in investing activities              203,083         (49,025)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                 1,034,500         390,000
  Payment for notes from related parties                   -            (4,500)
  Advance to related party                            (447,505)        (53,191)
  Advances for shares to be issued                         -           173,000
                                                   ------------    ------------
    Net cash provided by financing activities          586,995         558,500
                                                   ------------    ------------

NET DECREASE IN CASH & CASH EQUIVALENTS               (773,069)       (312,684)

CASH & CASH EQUIVALENTS, beginning balance           1,297,061         321,626
                                                   ------------    ------------
CASH & CASH EQUIVALENTS, ending balance            $   523,992     $     8,942
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

On September 22, 2006, the Company acquired hereUare Communications, Inc., a Delaware corporation ("hereUare"). hereUare is an operator of web-based search engine and other Internet software solutions founded in 2002. Consequently, hereUare's financial position, results of operations and cash flows subsequent to the acquisition are included in the accompanying unaudited consolidated financial statements.

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which were included in the annual report on Form 10-KSB.

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc. and Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1. A brief description of the provisions of this Statement

2. The date that adoption is required

3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

Note 5 - Reclassifications

Certain comparative amounts have been reclassified to conform to the nine month periods ended September 30, 2006 and 2005.

Note 6 - Loss per share

Earnings per share for the three and nine month periods ended September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 7 - Property and Equipment

The property & equipment comprised of the following at September 30, 2006:

Equipment                                        $  192,888
Furniture                                            33,000
                                                 -----------
                                                    225,888
Less accumulated depreciation                       (60,659)
                                                 -----------
                                                 $  165,229
                                                 ===========

Depreciation expense was $14,011 and $3,076 for the three month periods ended September 30, 2006 and 2005, respectively. Depreciation expense was $34,590 and $7,047 for the nine month periods ended September 30, 2006 and 2005, respectively.

Note 8 - Intangible Assets

Intangible assets comprised of the following at September 30, 2006:

            Domain name purchased            $   8,085
            Software products                  194,368
                                             ----------
                                               202,453
            Less accumulated amortization      (23,918)
                                             ----------
                                             $ 178,535
                                             ==========

Amortization expense was $16,812 and $0 for the three month periods ended September 30, 2006 and 2005, respectively. Amortization expense was $23,440 and $0 for the nine month periods ended September 30, 2006 and 2005, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

            2007:    $66,028
            2008:    $66,028
            2009:    $46,479

Investment

In November 2005, the Company has made an investment of $1,000,000 in cash in an entity that is engaged in the internet search engine business. The Company evaluated the investment and determined that the investment has not impaired as of September 30, 2006. The investment represents approximately 10.5% of that entity.

Note 9 - Deposits

Deposits comprised of the following at September 30, 2006:

            Legal fee retainer               $ 50,000
            Rent deposit                       43,644
                                             --------
                                             $ 93,644
                                             ========

Note 10 - Accrued Expenses

Accrued expenses comprised of the following at September 30, 2006:

            Accrued operational expenses     $136,420
            Accrued litigation                 72,000
            Accrued interest                    6,400
            Other liabilities                 298,274
                                             --------
                                             $441,094
                                             ========

Note 11 - Commitments and Contingencies

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of September 30, 2006.

During the third and fourth quarters of fiscal year 2005, three shareholders of the Company, through their representative, claimed that the Company made misleading representations when the shareholders purchased a total of 826,500 shares of the Company from 2002 to 2005. The Company's counsel had oral dialogue and exchanged letters with the representative. In January 2006, two of the three shareholders demanded and the Company rejected rescission of their investments, amounting up to $735,000. The Company, while continuing to assert that there is no impropriety in the Company's sale of securities to any shareholder, has continued to have communication with the shareholders and their representative regarding this matter. The last communication regarding rescission was in January 2006; however, during October and November 2006, one of these shareholders contacted the Company to claim that he owned a 1.2 million share warrant exercisable at $2.00 per share. The Company is currently investigating this claim.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart. Monthly payment according to this lease agreement amounts to $10,604. Under this agreement, rent expense for the three month periods ended September 30, 2006 and 2005 was $31,812 and $31,812 respectively. Rent expense for the nine month periods ended September 30, 2006 and 2005 was $95,436 and $95,436 respectively.

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
August 2007 - July 2008: $7,243.06 per month
August 2008 - July 2009: $7,452.57 per month
August 2009 - July 2010: $7,692.01 per month
August 2010 - July 2011: $7,901.52 per month

Note 12 - Related Party Transactions

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees for the nine month period ended September 30, 2005.

During the year ended December 31, 2005, the Company agreed to pay the CEO of the Company from $5,000 to $8,000 per month as management compensation and $120,000 per year after the Company raises at least $1,000,000. During the nine month period ended September 30, 2006, the Company paid management compensation amounting to $85,000 to its CEO.

During the nine month period ended September 30, 2006 the Company paid salary of $60,000 to its CFO.

On September 22, 2006, the Company acquired hereUare, issuing 15,985,500 Company common shares to retire an equal number of hereUare common shares.  hereUare was a privately-held operator of web-based search engine and other Internet software solutions founded in 2002. Certain officers, directors, and major equity holders of the Company also were officers, directors, or major equity holders of hereUare.  Benedict Van, Registrant's Chairman of the Board and CEO, and a member of the Company's board of directors, was the CEO and sole director of hereUare. Mr. Van and his affiliated company owned approximately 55.6% of the outstanding hereUare common stock and therefore received 55.6% of the Company's stock being issued in connection with the acquisition. Mr. Van and his affiliated companies owned approximately 47.3 % of the outstanding capital stock of the Company immediately prior to the acquisition and, after the acquisition, Mr. Van and his affiliated companies owned approximately 51.3% of the outstanding stock of the resulting company. In addition, Anthony K. Chan, a director of the Company and its CFO, was the CFO of hereUare.

Note 13 - Common Stock / Options

Common Stock

During the nine month period ended September 30, 2006, the Company completed the issuance of 50,000 shares of common stock which had been subscribed and paid for during the fourth quarter of fiscal 2005, adjusting "Advances for Shares to be Issued" from $170,000 to $70,000.

During the nine month period ended September 30, 2006, the Company issued 517,250 shares of common stock for cash amounting to $1,034,500.

On September 27, 2006, the Company issued 15,985,500 shares of common stock for the acquisition of hereUare Communications. See Note 16.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2006:

                                                Weighted
                                                Average    Aggregate
                                                Exercise   Intrinsic
                                  Under Plan     Price       Value
                                 ------------   --------   ----------
  Balance, December 31, 2005       7,060,620      $0.19    $6,037,346
    Granted                        2,693,000       2.00
    Lapsed                        (3,870,621)      0.73
    Exercised                            -          -
                                 ------------   --------   ----------
  Balance, September 30, 2006      5,882,999      $0.65    $7,915,198
                                 ============   ========   ==========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at September 30, 2006:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    5,882,999       3.01         $0.65      4,702,707     $0.32

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the three and nine month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the three and nine month periods ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

For the periods presented prior to the adoption of SFAS No.123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No.123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma expense to recognize during the nine month period ended September 30, 2005 is as follows ($ in thousands, except per share amounts):

                                                  Three months   Nine months
  Net loss - as reported                          $      (242)   $      (717)
  Stock-based employee compensation expense
    included in reported net income, net of tax           -              -

  Total stock-based employee compensation
    expense determined under fair-value-based
    method for all rewards, net of tax                     (3)           (40)
                                                  ------------   ------------
  Pro forma net loss                              $      (245)   $      (757)
                                                  ============   ============
  Net loss per share
    Basic and diluted, as report                  $     (0.01)   $     (0.04)
    Basic and diluted, pro forma                  $     (0.02)   $     (0.05)

Impact of adoption of SFAS No. 123-R in the three and nine month periods ended September 30, 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $8,413,773 or $0.49 per basic and diluted share during the nine month period ended September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $371,566 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $7,391 or $0.00 per basic and diluted share during the nine month period September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $7,391 as compared to the stock compensation expense that would have been recorded pursuant to APB No.25.

During the three month and nine month periods ended September 30, 2006, the Company recorded $7,391 and $8,413,773 of stock based compensation expense.

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

Stock compensation expense recognized in the nine month period ended September 30, 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 14 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the nine month periods ended September 30, 2006 and 2005, the Company paid income tax of $-0- for each of the periods. During the nine month periods ended September 30, 2006 and 2005, the Company paid interest expense of $-0- for each of the periods.

On September 27, 2006, the Company issued 15,985,500 shares of common stock for the acquisition of hereUare Communications. See Note 16.

Note 15- Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $30,748,929 at September 30, 2006. The Company incurred a net loss of $10,034,043 and $717,483 for the nine month periods ended September 30, 2006 and 2005, respectively.

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

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company has conducted financing during the third fiscal quarter and currently plans to raise more monies in this financing during the upcoming quarter in order to funds its operations. However, there can be no assurance that the Company will generate material revenue from its products, will be able to raise additional monies in the ongoing financing, will be able to consummate such a merger, or will be able to raise monies in a financing subsequent to the merger, and if so on attractive terms.

Note 16 - Acquisition of hereUare Communications, Inc.

On August 25, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement"), with hereUare Communications, Inc., a privately-held Delaware corporation ("hereUare"). The transaction closed on September 22, 2006 and pursuant to terms of the Agreement, the Company effectively acquired hereUare as a wholly owned subsidiary of the Company.  hereUare is an operator of web-based search engine and other Internet software solutions founded in 2002.  As a result, the assets and liabilities of hereUare as of September 30, 2006 have been included in the consolidated financial statements of this quarterly report.

The consideration paid by the Company for 100% of the outstanding shares (15,985,500 shares) of hereUare prior to the transaction, consisted of a total of 15,985,500 shares of newly issued common stock of the Company.

The acquisition price is estimated at $31,971,000 which is determined by the number shares of the Company's stock issued at $2 per share, the fair market value of the shares as evidenced by the sale of the Company's shares to investors immediately prior to the closing of the acquisition. The amount of acquisition price in excess of the net equity value of hereUare on the acquisition date is recorded on the consolidated balance sheet as Deemed Dividend of ($30,809,799) because major shareholder and CEO of hereUare is also a major shareholder and CEO of the Company at the time of the acquisition.

The following is the proforma combined financial information of the Company and hereUare, for the three and nine month periods ended September 30, 2006 and 2005, assuming the transaction had been consummated at the beginning of the fiscal years of 2006 and 2005:

                                                  Proforma (unaudited)
                               --------------------------------------------------------
                                Three Month Periods Ended     Nine Month Periods Ended
                                      September 30,                 September 30,
                                   2006          2005            2006          2005
                               ------------  ------------    ------------  ------------
Statement of Operations:
  Revenues                     $    34,149   $     1,765     $    54,112   $     9,069
  Cost of sales                     23,689           -            47,331            -
                               ------------  ------------    ------------  ------------
  Gross profit (Loss)               10,461         1,765           6,782         9,069

  Operating expenses               564,218       248,117      10,243,142       780,772
                               ------------  ------------    ------------  ------------
  Loss from operations            (553,758)     (246,352)    (10,236,361)     (771,703)

  Other income                         808            26           6,235           722
                               ------------  ------------    ------------  ------------
  Net loss                     $  (552,950)  $  (246,326)   $(10,230,126)     (770,981)
                               ============  ============    ============  ============

  Basic & diluted loss /share       $(0.02)       $(0.01)         $(0.31)       $(0.02)

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

The Company plans to sell its VoIP services directly to large, international phone companies and resellers wishing to gain entry into the marketplace and take advantage of the cost savings associated with VoIP.  The Company believes that VoIP allows these entities to complement their current services with one that otherwise would be cannibalizing their markets.  We have been contacting such potential customers in Vietnam, and are in the process of attempting to create partnerships with local governments and agencies in North America and other parts of the Asia Pacific region. The Company's initial marketing strategy is to leverage certain relationships our senior management team and Board of Directors have with high level contacts at certain of such entities and we are currently leveraging these relationships to try to enter the VoIP market while maintaining low costs of sales and marketing, although no assurance of success can be given.

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

The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's VoIP product line will prove commercially ready when tested on a larger scale by third parties. The Company began limited beta-testing of a portion of its VoIP product beginning in the 2nd quarter and throughout the 3rd quarter of 2006, and also began beta-testing of its search engine technology and Internet based classified ads solution during the 3rd quarter. The Company has generated insignificant revenue from its VoIP products and has no wholesale customers for its VoIP products as of the date of filing of this quarterly report.

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

Results of Operation

During the three-month period ended September 30, 2006 the Company has been primarily active in further developing our software products and in creating a marketing and sales infrastructure. The Company released a portion of its software product during the quarter ended September 30, 2006, on a limited trial basis.

Revenues

During the three month periods ended September 30, 2006 and 2005 the Company had insignificant revenues.

Costs and Expenses

During the three-month periods ended September 30, 2006 and 2005, we incurred rent expenses in the amounts of $48,887 and $53,374 respectively.  We also had $247,734 in salaries and payroll taxes for the three-month period ended September 30, 2006 as we employed several engineers for the development of our software products; while salaries and payroll taxes for the same period in 2005 were $33,198. We paid professional fees in the amounts of $80,218 and $60,121 respectively for same periods in 2006 and 2005.  The professional fees for the fiscal 2006 third quarter were primarily for consultants in technology and business development and for legal fees, while those for the fiscal 2005 third quarter were primarily for software development and legal fees. General and administrative expenses for the quarter ended September 30, 2006 were $92,941, including $10,448 for promotional services, $22,636 for insurance, $14,311 in travel expense and non-cash compensation charges of $7,391. The general and administration expense was $94,493 for the same period in 2005.

For the nine month period ended September 30, 2006, the Company's depreciation and amortization expenses were $57,805 as compared to $7,047 for the same period in 2005. Rent expenses were $156,280 and $119,915 for the same periods in 2006 and 2005. Salaries and payroll taxes increased to $721,847 for the first nine months of 2006 as technical and marketing staff were added, from $86,263 for the same period in 2005. Professional fees were $422,633 and $238,113 for the same periods in 2006 and 2005. General and administrative expenses were $8,661,468 for the first nine months of 2006, which included $8,413,773 in non-cash compensation charge due to the fair market value of options vested during the period.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2006, was $1,574,173 and net cash used for operating activities was $1,563,146 for the first nine months of 2006. During the same nine-month period, we purchased property and equipment plus invested into software products in aggregate of $271,768 and raised $1,034,500 from sales of common stock. Including the cash acquired from hereUare as part of the acquisition, as of September 30, 2006, the Company had only approximately $524,000 in cash and current liabilities of about $510,000. The Company had only enough cash for utilization until November so the Company began to attempt to raise funds for operations subsequent to the close of the quarter ended September 30, 2006. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in this financing during the quarter in order to funds its operations. The Company consummated an acquisition of a search engine software company, hereUare, during its third fiscal quarter which did not require the approval of the stockholders of the Company, and the Company issued 15,985,500 shares of common stock for this acquisition. The Company intends to conduct a subsequent financing during fiscal 2006 to raise additional working capital. However, there can be no assurance that the Company will generate material revenue from its products, will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2006, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

In the quarterly period ended September 30, 2006, the Company sold an aggregate of 517,250 shares of common stock to 27 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $2.00 per share for an aggregate proceed of $1,034,500.  All of the investors were accredited investors.

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None. The acquisition of hereUare did not require the approval of the stockholders of the Company.

Item 5. Other Information. None

Item 6. Exhibits.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 21
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 22
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 17, 2006 by the undersigned, thereunto duly authorized.

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

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarterly period ended September 30, 2006;

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

4. The small business issuer's other certifying Officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have;

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

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

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

Date: November 17, 2006

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PeopleNet International Corporation for the quarter period ended September 30, 2006;

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

4. The small business issuer's other certifying Officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have;

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

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function);

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

Date: November 17, 2006

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of PeopleNet International Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 17, 2006

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