Form 10KSB
period 2006-12-31
HEREUARE INC
filed 2007-04-13
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 005-78178

hereUare, Inc.
(Name of small business issuer in its charter)

Delaware	02-0575232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5201 Great America Parkway, Suite 446
Santa Clara, California 95054
(Address of Principal Executive Offices including Zip Code)

(408) 988-1888
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [  ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes     [X] No

Issuer's revenues for its most recent fiscal year: $

Aggregate market value of common stock held by non-affiliates at March 31, 2007:  $98,344,914 (see Note A)

Number of shares of common stock outstanding at March 31, 2007: 33,855,689

DOCUMENTS INCORPORATED BY REFERENCE:   Portion of the Registrant's Definitive Proxy Statement or Information Statement to be filed prior to April 30, 2007, are incorporated by reference into Part III to the extent stated in Part III, and into Item 14 to the extent stated in Item 14.

Transitional Small Business Disclosure Format (check one):     [  ] Yes     [X] No

Note A: Based upon the $6.00 price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.

Total Number of Pages: 42
Exhibit Index is on Page: 38

HEREUARE,  INC.

2006 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Risk Factors Affecting Future Performance," "Description of Business" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

Item 1. Description of Business

General

hereUare, Inc. ("hereUare", "HUA", or "the Company"), formerly known as PeopleNet International Corporation, is a Delaware corporation headquartered in Santa Clara, California. hereUare was incorporated on February 5, 1997 under the original name of American Champion Media, Inc. hereUare was formed by, and had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc., formerly known as American Champion Entertainment, Inc., a Delaware corporation. The board of directors of Pacific Systems determined that it was in the stockholders' best interest to separate the two companies and allow them to operate independently. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and Pacific Systems distributed its shares of hereUare to the stockholders of Pacific Systems as of the record date of January 16, 2002. The securities of hereUare are not currently traded on any market.

On September 22, 2006, the Company acquired hereUare Communications, Inc., a Delaware corporation, by reverse merger. Details of the acquisition are available on the Company's Current Report on Form 8-K dated September 22, 2006, as filed with the SEC on September 28, 2996, as amended by Form 8-K/A filed on December 8, 2006. On March 26, 2007, hereUare changed its name from PeopleNet International Corporation to hereUare, Inc.

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

Company Products

The Company and its wholly own operating subsidiary hereUare Communications, Inc., provide individuals and small to medium enterprises with a personalized and centralized Internet platform that aggregates user needs on any Internet device. The Company's products focus on delivering simple, flexible and patent pending technologies uniquely tailored to different Internet needs or styles.

Our Internet product suite and tools which we are testing on an internal basis include:

Search - an intelligent search tool with patent pending technology that efficiently delivers relevant information on the Internet in a simple and precise presentation designed for all types of users from novice to expert. The engine indexes over 10 billion pages providing a powerful reach of information in today's marketplace.

VoIP - peer-to-peer voice connection through the Internet with patent pending click-to-call technology and follow-me everywhere custom calling feature allowing maximum privacy of the called party.

Classifieds - a centralized marketplace for merchandise, jobs, real estate, automotive, etc. in local communities around the world.

Messaging (HUA Groupware) - a centralized HUA web-based office tool, that allows for group collaboration, individual emails, group emails, and shared calendars and files across groups.

Community - allows users to create post and browse topics of interest in their communities locally and around the world, such as blogs, groups and forums.

Each application is interconnected through sharing and interchangeable functionalities.  For example, once fully functional, a user would be able to click the phone number to order a pizza through the hereUare VoIP tool from the search result page or from a user's contact list.  This level of simplicity is designed to increase user efficiency while greatly enhancing the user experience, which directly correlates to the success of businesses that rely on the Internet as their point of sale.

The Market

The Internet market became a reality for North American households in 1993 and 1994, when Mosaic and Netscape browsers introduced the home based PC market to the online world, thus allowing computer users a convenient and exciting way to browse the Internet. By 2005, nearly 210 million U.S. Internet users were on line, placing the U.S. as the country with the highest penetration rate in the world as it applies to the number of Internet users per 1,000 people. According to eTForecasts, due to high adoption rates early in its introduction, the U.S. rate of Internet use is now in a stage typical of a mature level of growth for a technology, while worldwide growth rates continue to surge at impressive rates, thus presenting new Internet business opportunities worldwide. The study concludes that the Asia Pacific region is expected to significantly lead worldwide Internet expansion and will reach nearly 600 million Asia Pacific Internet users in 2007.

With rapidly expanding web content, the Internet has emerged as the first truly global market place that provides a multitude of goods and services, offered and purchased by a multitude of international participants. The growth of online commerce has driven further Internet usage, and will be the impetus for change in the future.  The continued proliferation of web sites, content and specialized businesses in the Internet marketplace, will drive the growth from new Internet users. This rapid growth of the Internet necessitates advanced Internet tools, technologies and services, even though the primary business model has not changed during the last ten years. Revenues continue to be derived from general advertising based campaigns and targeted ads based on user search criteria.

Although search plays a vital role in the success of an Internet portal by pushing traffic or "eye-balls", many analysts argue today that this is only a small component in attracting traffic.  As the individual Internet user becomes more sophisticated, user expectations will fundamentally shift to emerging applications beyond search, to personal activities such as the use of calendars, contact files, click to connect, and other advanced services.  According to Forbes Technology (5/2006), as competition for users increases, success will depend on the ability to retain user loyalty to a particular website or a suite of products that enhance the overall user experience, as well as increasing efficiencies for the user.

Marketing Strategy

Our sales and marketing strategy is to build a viral (self-propelled replication) marketing message by establishing an Internet dialogue among communities for our brand name and products. It is hoped that these dialogues will lead to hereUare achieving a "cool factor" fueling an infectious need among early adapters to try hereUare, which will ultimately lead to acceptance by the general population of Internet users. The heart of the plan comprises strategies to create and foster the viral marketing effect through 'brand' building techniques, which the Company hopes will drive traffic to the hereUare websites

Search and VoIP are two of the most highly prized tools used on the Internet today. Total search revenue has been projected by Jupitermedia to reach $20 billion by 2010, while VoIP revenue has been predicted by ZDNet Research to grow at an average annual rate of 31% over the next 5 years. The revenue growth potential of these two applications alone is the basis of our initial market entry efforts. Our focus is to drive adoption rate for our VoIP solution which will increase our Search traffic and vice versa. These applications are the backbone of our online product revenue growth.

Our VoIP offers two identified revenue paths, retail voice connection and Click-to-Call advertiser listings. Advertisements based on search requests, are expected to continue as the leading revenue generator in the Internet Search Industry. The traffic surrounding search application is expected to have a viral impact to our other online products, such as classifieds and Click-to-Call.

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are in the processing of establishing relationships with Vietnam's telecommunications authorities and the Christian Life Church (CLC), although no assurance can be given that these relationships will be commercially meaningful. These relationships, once secured, will be part of our first commercial launch for Search and VoIP applications, including the possibility of hereUare being the default VoIP provider and search engine for the people of Vietnam and the seven million members of the CLC community in the U.S. We plan to channel our marketing communications that target unique users through promotion with sponsorships, radio stations, bulletin board groups, and community events. These relationships are expected to drive traffic through HUA products and the strategy is designed to attract eyeballs to the hereUare website.

The Messaging/Groupware product line will be targeted to Small Medium Businesses (SMBs) and consumers, thus requiring two different communication channels. As a broad market strategy, our marketing plan encompasses a mix of brand awareness and sales oriented marketing, which consists of online and offline components. The online initiatives include banner ads across large networks media and community sponsorships. Offline initiatives include radio, print, and event sponsorships (i.e. CLC events or conventions). Also, we plan to schedule of press conferences and press releases to promote the brand name while keeping it fresh in the minds of web users, industry analysts, commentators and news organizations.

Sales-oriented marketing is intended to drive sales of our revenue generating products. We plan to employ both online and offline components in our sales focused campaign. Online initiatives will include keyword marketing campaigns, targeted banner advertisements, email lists, and contextual text links. Offline campaigns will focus on direct marketing strategies that will include mailings and inserts in relevant publications.

The Internet is a consumer market, and by its nature, brand recognition is essential to viral marketing to attract and retain traffic. The Company believes that its brand and domain name promotes a central Internet destination that serves the needs of the user. As a brand, the hereUare message delivers the Company's mission as a one-stop destination. 'hereUare' is easily pronounced and understood by non-English speaking users, enhancing its acceptance as a global brand. The Internet domain name has become a valuable commodity creating a serious challenge to find a name that will resonate with consumers, at the same time serve as the Company's mission. hereUare has registered and trademarked its brand name and related products.

Online, the Company plans to promote its brand through the Internet with the use of sponsored links and vertical event sponsorships. As described above, sponsorship of events in large communities similar to the Christian Life Church mirrors the viral marketing effect and creates brand awareness. In partnership or in a syndicated situation, the hereUare logo is to be used followed by the "Powered by hereUare" tagline.

hereUare has been granted two US patents in the Wifi-Wimax industry (one in February 2006 and one in February 2007). However, the Company has not included the use of the technology covered by these two patents in its current plans.

The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's suite of products will prove commercially ready when tested on a larger scale by third parties. The Company has not generated significant revenue to date from its products.

Employees

As of March 31, 2007, we have eleven full-time and two part-time employees.

Item 2. Description of Property

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart for approximately 4,900 square feet of space in the Techmart building located at 5201 Great America Parkway, Santa Clara, California. This lease expires on March 1, 2008, and the current rent payment is approximately $11,000 per month.

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart for approximately 2,700 square feet of additional space in the same building. This lease expires on June 15, 2011 and current rent payment is approximately $7,000 per month.

Item 3. Legal Proceedings

No lawsuits or proceedings are currently pending against hereUare.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is currently no active market for our securities.

Holders

As of December 31, 2006 there were approximately 231 holders or record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

hereUare has not declared or paid any cash dividends on its common stock. It intends to retain any future earnings to finance the growth and development of its business, and therefore it does not anticipate paying any cash dividends on its common stock in the future. The board of directors will determine any future payment of cash dividends depending on the financial condition, results of operations, capital requirements, general business condition and other relevant factors. If the Company issues preferred shares, although not currently anticipated, no dividends may be paid on the outstanding common stock until all dividends then due on the outstanding preferred stock will have been paid.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the table below provides the indicated information with respect to compensation plans.

                                                                       (c)
                                                                     Number of
                                 (a)                                 securities remaining
                               Number of            (b)              available for
                               securities to      Weighted           future issuance
                               be issued upon     average exercise   under equity
                               exercise of        price of           compensation
                               outstanding        outstanding        plans(excluding
                               options, warrants  options, warrants  securities reflected
Plan Category                  and rights         and rights         in column(a))
-----------------------------  -----------------  -----------------  --------------------
Equity compensation plans
approved by security holders          -                 -                 -

Equity compensation plans not
approved by security holders      6,927,999         $1.46             13,322,001
                                  =========         =====             ==========

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarterly period ended December 31, 2006, the Company sold an aggregate of 65,419 shares of $0.0001 par value common stock to 12 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were sold at a price of $6.00 per share for an aggregate proceed of $392,500. All of the investors were accredited investors.

Registrant Share Purchases

There were no purchases made by or on behalf of Registrant or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrant's $0.0001 par value common stock during the fourth quarter of fiscal 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract;

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities;

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value;

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a. A brief description of the provisions of this Statement

b. The date that adoption is required

c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

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

Results of Operation

hereUare, whose name was changed from PeopleNet International Corporation on March 26, 2007 to hereUare, Inc., was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and PSCT distributed its shares of hereUare to the shareholders of PSCT as of the record date of January 16, 2002. Throughout the year ended December 31, 2006, the Company was primarily developing products and was not generating revenues.

Revenues

During the year ended December 31, 2006, we only generated sales of $38,118 which was mainly from the Company's VoIP product. Cost of goods was  $77,328 which included domestic and international telecom termination charges for testing purposes, resulted in a gross loss figure of ($39,210).  Revenues for the year ended December 31, 2005 was insignificant.

Costs and Expenses

For the year ended December 31, 2006 our payroll expenses were $911,095 which reflected an increase in engineering and marketing staff as compared to $151,345 for the previous year.  For the year ended December 31, 2006, we also incurred professional fees of $551,236 which included $170,360 for legal, $90,265 for accounting, $270,191 in consulting fees for software engineering and business consultation, and $6,210 for stock transfer. In the prior year, we had professional fees in the amount of $339,114.

General and administrative expenses for the year ended December 31, 2006 were $11,674,758 which included non-cash option expenses in the amount of $10,044,900 estimated by using a Black-Scholes option pricing model, and also a non-cash expense of $1,238,303 due to issuance of a warrant to purchase 750,000 shares of the Company's stock at $6 per share. The warrant was issued as a settlement of a dispute between the Company and three related stockholders involving, among other items, whether the stockholders had previously purchased a 1,000,000 share warrant. Other components of G&A expenses include $61,561 for insurance, $25,144 for Internet services and $24,576 for travel. G&A expenses for 2005 were $377,687 which included $270,954 in non-cash compensation charges, $11,936 for internet related services and $14,965 for insurance.

Our rent expenses were $216,435 and $162,600 for the years ended December 31, 2006 and 2005.

Depreciation and amortization expenses were $97,041 and $15,955 for the years ended December 31, 2006 and 2005.

As a result of foregoing factors, our net loss was ($13,484,750) for the year ended December 31, 2006, as compared to ($1,034,957) for the year ended December 31, 2005. Net loss per share increased to ($0.63) in 2006 from ($0.06) in 2005, while weighted average number of shares outstanding increase to 21,431,409 by the end of the year 2006 from 16,394,546 of a year ago.

Liquidity and Capital Resources

Net cash flows for the twelve months ended December 31, 2006 were a negative ($1,158,743). There was a net inflow of $1,057,770 from financing activities. Cash flow from operating activities was a negative ($2,299,601) on a consolidated basis while net cash gained from investing activities was $83,084.

Our Company has not generated significant revenues from our operations over the last several years and management remains doubtful whether enough revenues can be generated in the next twelve months to sustain our operations. We will be seeking substantial funding within the next year for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down our operations.

As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. The independent auditor's report on the Company's December 31, 2006 financial statements included in this report states that there is substantial doubt about our Company's ability to continue as a going concern. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 17 through 38 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A

a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting. Our internal control over our financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement or Information Statement to be filed with the Securities and Exchange Commission on or before April 30, 2007 (the "2007 Statement").

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

The information required by this Item is set forth in the 2007 Statement under the captions "Directors and Executive Officers of the Registrant" and "Executive Compensation" and is incorporated herein by reference, except that:

(1) where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2007 Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(2) where this Item calls for disclosure regarding the composition of the audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2007 Statement under the caption "Board Meeting and Committees and Audit Committee Financial Expert" and is incorporated herein by reference.

(3) where this Item calls for disclosure regarding a code of ethics, such information is contained in the 2007 Statement under the caption "Code of Ethics".

Item 10. Executive Compensation

The information required by this Item is set forth in the 2007 Statement under the caption "Executive Compensation", "Director Compensation", and "Stock Option Tables" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2007 Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference, and information related to our equity compensation plans is set forth in the 2007 Statement under the caption "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information related to certain relationships and related transactions is set forth in the 2007 Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

Item 13. Exhibits

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 38 of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services

Information related to principal accountant fees and services is set forth in the 2007 Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2007

hereUare, Inc.
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Benedict Van and Anthony K. Chan as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 12, 2007
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Financial Officer (Principal Financial Officer) and Member of the Board of Directors	April 12, 2007
By: /s/ James McCargo James McCargo	Member of the Board of Directors	April 12, 2007
By: /s/ David A. Brewer David A. Brewer	Member of the Board of Directors	April 12, 2007
By: /s/ Gregory B. Pelling Gregory B. Pelling	Member of the Board of Directors	April 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
hereUare, Inc. and subsidiaries
(formerly known as PeopleNet International Corporation)

We have audited the accompanying consolidated balance sheet of hereUare, Inc. and subsidiaries (formerly known as PeopleNet International Corporation) a Delaware Corporation (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of hereUare, Inc. and subsidiaries (formerly known as PeopleNet International Corporation) as of December 31, 2006 and the results of their operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $65,009,435 including net losses of $13,484,750 and $1,034,957 for the years ended December 31, 2006 and 2005, respectively. These factors as discussed in Note 15 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles
March 15, 2007

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006 AND 2005

                        ASSETS
                                                  2006
                                              ------------
CURRENT ASSETS:
  Cash & cash equivalents                     $   138,317
  Account receivable                                  158
  Prepaid expenses                                 37,776
  Related party receivable                            840
  Advances                                        257,539
                                              ------------
    Total current assets                          434,630

PROPERTY & EQUIPMENT - net                        257,713

INTANGIBLE ASSETS - net                           166,814

DEPOSITS                                           43,645

INVESTMENT                                      1,000,000
                                              ------------
                                              $ 1,902,802
                                              ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $   458,314
  Deferred revenue                                  1,092
                                              ------------
    Total current liabilities                     459,406
                                              ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized;
    none issued                               $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    33,704,668 shares issued and
    outstanding                                     3,371
  Additional paid-in capital                   66,461,460
  Subscription receivable                         (12,000)
  Deferred compensation charges                       -
  Accumulated deficit                         (65,009,435)
                                              ------------
    Total Stockholders' Equity                  1,443,396
                                              ------------
                                              $ 1,902,802
                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   2006          2005
                                              -------------  ------------

REVENUES                                      $     38,118   $     9,069
COST OF REVENUES                                    77,328           -
                                              -------------  ------------
  Gross Profit (Loss)                              (39,210)        9,069

OPERATING EXPENSES
  Depreciation and amortization                     97,041        15,955
  Rent                                             216,435       162,600
  Salaries and payroll taxes                       911,095       151,345
  Professional fees                                551,236       339,114
  General and administrative                    11,674,758       377,687
                                              -------------  ------------
    Total Costs and Expenses                    13,450,565     1,046,701

                                              -------------  ------------
LOSS FROM OPERATIONS                           (13,489,775)   (1,037,632)

OTHER INCOME (EXPENSE)
  Interest income (expense)                          5,825         3,475
                                              -------------  ------------
                                                     5,825         3,475

LOSS BEFORE INCOME TAXES                       (13,483,950)   (1,034,157)

PROVISION FOR INCOME TAXES                             800           800
                                              -------------  ------------
NET LOSS                                      $(13,484,750)   (1,034,957)
                                              =============  ============

Basic & diluted weighted average number
  of common stock outstanding                   21,431,409    16,394,546
                                              =============  ============

Basic and diluted net loss per share          $      (0.63)        (0.06)
                                              =============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                 Common Stock
                                -----------------   Additional   Subscrip-    Deferred                       Total
                                 Number              Paid-In       tion     Compensation   Accumulated    Stockholders'
                                of shares  Amount    Capital    Receivable     Charges       Deficit     Equity(Deficit)
                               ----------  ------  -----------  ----------  ------------  -------------  ---------------
Balance, as of
January 1, 2005                16,066,499  $1,607  $19,713,339  $     -     $  (361,272)  $(19,679,930)  $   (326,256)
                               ----------  ------  -----------  ----------  ------------  -------------  -------------

Shares issued for cash            994,500      99    1,988,901        -             -              -        1,989,000

Shares issued for
subscription receivable            25,500       3       50,997    (51,000)          -              -              -

Amortization of deferred
  compensation charges                -       -            -          -         270,954            -          270,954

Net loss for the year                 -       -            -          -             -       (1,034,957)    (1,034,957)
                               ----------  ------  -----------  ----------  ------------  -------------  -------------
Balance, as of
December 31, 2005              17,086,499  $1,709  $21,753,237  $ (51,000)  $   (90,318)  $(20,714,886)  $    898,742
                               ----------  ------  -----------  ----------  ------------  -------------  -------------

Shares issued for cash            582,669      58    1,426,942    (12,000)          -              -        1,415,000

Shares issued against advance
  for shares to be issued          50,000       5      118,995     51,000           -              -          170,000

Shares issued in acquisition
  of hereUare Communications   15,985,500   1,599   31,969,401        -             -      (30,809,799)     1,161,201

Amortization of deferred
  compensation charges                -       -            -          -          90,318            -           90,318

Option expenses                       -       -      9,954,582        -             -              -        9,954,582

Issuance of warrant in
  dispute settlement                  -       -      1,238,303        -             -              -        1,238,303

Net loss for the year                 -       -            -          -             -      (13,484,750)   (13,484,750)
                               ----------  ------  -----------  ----------  ------------  -------------  -------------
Balance, as of
December 31, 2006              33,704,688  $3,371  $66,461,460  $ (12,000)  $       -     $(65,009,435)  $  1,443,396
                               ==========  ======  ===========  ==========  ============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                             2006           2005
                                                         -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $(13,484,750)   $(1,034,957)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                            97,041         15,954
      Options granted for services                          9,954,582            -
      Deferred compensation charges                            90,318        270,954
      Warrants granted for dispute settlement               1,238,303            -
      (Increase) / decrease in current assets:
          Prepaid rent                                            -          (46,542)
          Prepaid expenses                                   (227,312)           -
          Account receivable                                  (28,553)           -
          Deposits                                             56,498        (98,149)
          Advance to related parties                             (840)           -
      Increase / (decrease) in current liabilities:
          Accounts payable & accrued expenses                   4,024          1,107
          Advance from related party                              -          (40,401)
          Deferred revenue                                      1,092            -
                                                         -------------   ------------
      Net cash used in operating activities                (2,299,601)      (932,033)
                                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipments and intangible assets            (391,767)       (95,033)
  Cash from acquired subsidiary                               474,851            -
                                                         -------------   ------------
  Net cash provided by / (used in) investing activities        83,084        (95,033)
                                                         -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    1,415,000      1,989,000
  Proceeds from shares to be issued                               -           18,000
  Payment of notes from related parties                      (357,230)        (4,500)
                                                         -------------   ------------
      Net cash provided by financing activities             1,057,770      2,002,500
                                                         -------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS         (1,158,743)       975,434

CASH & CASH EQUIVALENTS, beginning balance                  1,297,060        321,626
                                                         -------------   ------------
CASH & CASH EQUIVALENTS, end balance                     $    138,317    $ 1,297,060
                                                         =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for

    Interest                                             $        -      $       -
                                                         =============   ============
    Income taxes                                         $        800    $       800
                                                         =============   ============
    Stock issued for acquisition                         $ 31,971,000    $       -
                                                         =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations, Stock Split, and Spin-off

Nature of Operations - hereUare, Inc. (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions including web-based email and office automation bundle and a voice over internet protocol telephony product. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity.

In December 2005, the Company formed Completo Communications Corporation ("Completo"), a wholly owned subsidiary, to support voice termination services within the Company's international VoIP solutions. The operations of Completo were terminated by the end of the quarterly period ended March 31, 2006 and the VoIP termination activities were handled within the Company since then.

On September 22, 2006, the Company acquired 100% of hereUare Communications, Inc., a Delaware corporation ("hereUare"). hereUare is an operator of web-based search engine and other Internet software solutions founded in 2002. Consequently, hereUare's financial position, results of operations and cash flows subsequent to the acquisition are included in the accompanying audited consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Completo Communications Corporation and hereUare Communications, Inc. All material inter-company accounts have been eliminated in consolidation.

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. The Company did not receive any revenue from licensing agreements in the year ended December 31, 2006.

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

Income Taxes - The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Fair value of financial instruments - Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract;

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities;

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value;

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a. A brief description of the provisions of this Statement

b. The date that adoption is required

c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications - Certain comparative amounts have been reclassified to conform to the period ended December 31, 2006 presentation.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31, 2006:

            Equipment                        $ 297,302
            Furniture                           33,100
                                             ----------
                                               330,402
            Less accumulated depreciation      (72,689)
                                             ----------
                                             $ 257,713
                                             ==========

Depreciation expense was $56,959 and $15,730 for the years ended December 31, 2006 and 2005, respectively.

Note 4 - Intangible Assets

Intangible assets include software solutions and two domain names, "youarehere.com" that the Company purchased in December 2005 and "findcom.com" in December 2006. The related accumulated amortization as of December 31, 2006 is as follows:

            Software solutions               $ 194,036
            Domain name purchased               13,085
                                             ----------
                                               207,121
            Less accumulated amortization      (40,307)
                                             ----------
                                             $ 166,814
                                             =========

Amortization expense was $40,082 and $225 for the years ended December 31, 2006 and 2005, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

                     Software     youarehere.com     findcom.com

            2007:    $ 64,789        $ 1,667           $ 2,695
            2008:    $ 64,789        $ 1,667           $ 2,470
            2009:    $ 27,209        $ 1,528               -

Note 5 - Advances

Advances comprised of the following at December 31, 2006:

            Software development             $ 134,000
            Legal fee retainer               $  50,000
            Related party advances              73,539
                                             ----------
                                             $ 257,539
                                             ==========

The related-party advances are travel advances to the CEO of the Company and are unsecured, non-interest bearing and due on demand.

Note 6 - Deposits

Deposits comprised of the following at December 31, 2006:

            Rent deposit                        41,651
            Others                               1,994
                                             ----------
                                             $  43,645
                                             ==========

Note 7 - Investments

In 2005, a subsidiary of the Company, hereUare Communications, Inc., made a cash investment of $1,000,000 in a company engaged in the internet search engine business. The Company acquired hereUare Communications, Inc. in September 2006. The investment represents approximately 10.5% of that search engine company. The Company has determined that there is no impairment of the investment at December 31, 2006 and therefore has reflected the investment in the accompanying financial statements at cost on December 31, 2006.

Note 8 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31, 2006:

            Accounts payable                 $  29,261
            Due to employees                       677
            Accrued litigation                  72,000
            Accrued expenses                    51,704
            Accrued interests                    6,400
            Other liabilities                  298,273
                                             ----------
                                             $ 458,315
                                             ==========

Note 9 - Advances from Related Parties

The advances from related parties are due on demand, non-interest bearing and unsecured; and the amount of $840 is due from eCapital Group, Inc., a company controlled by our CEO.

Note 10 - Income Taxes

No provision was made for Federal income tax since the Company has significant net operating loss carryforward. The Company used to file a consolidated income tax return with PSCT. The Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $17,294,953 and for state tax purposes of $9,235,238 the benefits of which is to expire in 2014 through 2022 for federal purposes. Because of changes in ownership of the Company and PSCT, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code. Differences between financial statement and tax losses was immaterial at December 31, 2006. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      2006       2005
                                                    --------   --------
    Tax expense (credit) at statutory rate-Federal    (34)%      (34)%
    State tax expense net of federal tax               (6)        (6)
    Changes in valuation allowance                     40         40
                                                    --------   --------
    Tax expense at actual rate                          -          -
                                                    ========   ========

Income tax expense consisted of the following:

                                             2006         2005
                                          ----------   ----------
    Current tax expense:
    Federal                               $     -      $     -
    State                                       800          800
                                          ----------   ----------
    Total Current                         $     800    $     800

    Deferred tax credit:
    Federal                               $ 673,446    $ 352,000
    State                                   118,645       62,000
                                          ----------   ----------
    Total deferred                        $ 792,091    $ 414,000
    Less: valuation allowance              (792,091)    (414,000)
                                          ----------   ----------
    Net Deferred tax credit                     -            -

                                          ----------   ----------
    Tax expense                           $     800    $     800
                                          ==========   ==========

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 are as follows:

                                  2006            2005
                              ------------    ------------

    NOL carryforward          $ 6,434,398     $ 7,042,000
    Valuation allowance         6,434,398      (7,042,000)
                              ------------    ------------
                              $       -       $       -
                              ============    ============

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2006.

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

During the third and fourth quarters of fiscal year 2005, three shareholders of the Company, through their representative, claimed that the Company made misleading representations when the shareholders purchased a total of 826,500 shares of the Company from 2002 to 2005. The Company has reached a settlement with the three shareholders in December 2006 which included the issuance of a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart which expires on March 1, 2008. Remaining rent expense per this lease agreement is as following:

January - February 2007:           $10,921.91 per month
March 2007 - February 2008:   $11,249.57 per month

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expense per this new lease agreement is as following:

August 2006 - July 2007:   $7,033.55 per month
August 2007 - July 2008:   $7,243.06 per month
August 2008 - July 2009:   $7,452.57 per month
August 2009 - July 2010:   $7,692.01 per month
August 2010 - July 2011:   $7,901.52 per month

Note 12 - Related Party Transactions

During the year ended December 31, 2005, the Company agreed to pay the CEO of the Company from $5,000 to $8,000 per month as a management fee and $120,000 per year after the Company raises at least $1,000,000. During the year ended December 31, 2005, the Company paid $42,616 for management fee to its CEO; and for the year ended December 31, 2006, the Company paid $115,000 for salary and $20,000 for contracted services to its CEO. The employment agreement can be terminated by the Company at any time with or without cause by written notice to the employee.

During the year ended December 31, 2005, the Company paid $6,538 for contracted services to its CFO, and for the year ended December 31, 2006, the Company paid $90,000 for salary and $25,870 for contracted services to its CFO. The employment agreement can be terminated by the Company at any time with or without cause by written notice to the employee.

On September 22, 2006, the Company acquired hereUare Communications, Inc., issuing 15,985,500 Company common shares to retire an equal number of hereUare common shares. hereUare was a privately-held operator of web-based search engine and other Internet software solutions founded in 2002. Certain officers, directors, and major equity holders of the Company also were officers, directors or major equity holders of hereUare. Benedict Van, the Company's Chairman of the Board and CEO, and a member of the Company's board of directors, was the CEO and sole director of hereUare. Mr. Van and his affiliated company owned approximately 55.6% of the outstanding hereUare common stock and therefore received 55.6% of the Company's stock being issued in connection with the acquisition. Mr. Van and his affiliated companies owned approximately 47.3% of the outstanding capital stock of the Company immediately prior to the acquisition and, after the acquisition, Mr. Van and his affiliated companies owned approximately 51.3% of the outstanding stock of the resulting company. In addition, Anthony K. Chan, a director of the Company and its CFO, was the CFO of hereUare. The allocation of the purchase price was based on historical cost basis rather than fair market value since Mr. Van, who is the Company's Chairman of the Board and CEO was at the time also the sole director and majority shareholder of hereUare Communications, Inc. The excess of the purchase price over the historical cost basis of the net assets acquired has been shown as a deemed dividend.

The purchase price allocation is as follows:

     Cash                                 $   474,851
     Prepaid expenses                          34,251
     Property, plant & equipment               33,326
     Intangible asset                           4,368
     Investment                             1,000,000
     Deposit                                    1,994
                                          ------------
             Total assets                   1,548,791

   Less:
     Accounts payable and accruals             30,360
     Due to related parties                   357,230
                                          ------------
           Total liabilities                  387,590

     Total acquisition cost               $ 1,161,201

   Cost
     Total investment                     $31,971,000
     Total acquisition cost                 1,161,201
                                          ------------
           Deemed dividend                $30,809,799

Note 13 - Acquisition of hereUare Communications, Inc.

On August 25, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement"), with hereUare Communications, Inc., a privately-held Delaware corporation ("hereUare"). The transaction closed on September 22, 2006 and pursuant to terms of the Agreement, the Company effectively acquired hereUare as a wholly owned subsidiary of the Company.  hereUare is an operator of web-based search engine and other Internet software solutions founded in 2002.  As a result, the assets and liabilities of hereUare as of December 31, 2006 have been included in the consolidated financial statements of this quarterly report.

The consideration paid by the Company for 100% of the outstanding shares (15,985,500 shares) of hereUare prior to the transaction, consisted of a total of 15,985,500 shares of newly issued common stock of the Company.

The acquisition price was determined at $31,971,000 which is determined by the number of shares of the Company's stock issued at $2 per share, the fair market value of the shares as evidenced by the sale of the Company's shares to investors immediately prior to the closing of the acquisition. The amount of acquisition price in excess of the net equity value of hereUare on the acquisition date is recorded on the consolidated balance sheet as Deemed Dividend of $30,809,799 because major shareholder and CEO of hereUare is also a major shareholder and CEO of the Company at the time of the acquisition.

The following is the proforma combined financial information of the Company and hereUare, for the annual periods ended December 31, 2006 and 2005, assuming the transaction had been consummated at the beginning of the fiscal years of 2006 and 2005:

                                             Proforma (unaudited)
                                         ----------------------------
                                              2006           2005
                                         -------------  -------------
Statement of Operations:
  Revenues                               $     42,810   $      9,069
  Cost of sales                                77,952          9,596
                                         -------------  -------------
  Gross profit (Loss)                         (35,142)          (527)

  Operating expenses                       13,542,787      1,184,964
                                         -------------  -------------
  Loss from operations                    (13,577,929)    (1,185,491)

  Other income                                  5,177          3,546

  Loss before income taxes                (13,572,752)    (1,181,946)

  Provision for income taxes                      800            800
                                         -------------  -------------
  Net loss                               $(13,573,552)  $ (1,182,746)
                                         =============  =============

  Basic & diluted weighted average number
  of common stock outstanding              33,274,978     32,380,046

  Basic & diluted loss /share            $      (0.41)  $      (0.04)

Note 14 - Common Stock / Options

Common Stock

2006

During the year ended December 31, 2006, the Company issued the following amounts of common stock:

     50,000 shares     Against advance for shares to be issued
    580,669 shares     For cash
      2,000 shares     For stock subscription receivable
 15,985,500 shares     For acquisition of hereUare Communications, Inc.

The shares issued for the acquisition of hereUare Communications, Inc. was valued at $2 per share, the fair market value of the shares as evidenced by the sale of the Company's shares to investors immediately prior to the closing of the acquisition.

2005

During the year ended December 31, 2005, the Company issued 994,500 shares of common stock for cash amounting to $1,986,000.

During the year ended December 31, 2005, the Company issued 25,500 shares of common stock for subscription receivable amounting to $51,000.

The subscription receivable has been written off to paid in capital during the year ended December 31, 2006 as it was deemed irrecoverable.

Stock Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. The Company valued these options at a total of approximately $4.5 million. In January 2006, the Board of Directors approved the extension of expiration of the remaining unexercised 4,139,999 options. Such options would have otherwise expired in May 2006 and the approval extended the expiration date for another 3 years to 2009. Expense of $8,152,695 due to the extension of those options is recorded in the year ended December 31, 2006.

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

On February 22, 2006, the Company granted 700,000 options exercisable at $2 per share to one employee. 175,000 options vested immediately; 10,937 options shall vest monthly thereafter over the following 48 months. The options expire on February 21, 2012.

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

Between November 20 and 29, 2006, the Company issued a total of 420,000 options with exercise prices ranging from $5.10 to $6.00 per share to 5 consultants of the Company, and these options expire in 5 years.  320,000 of these options vested immediately and 100,000 options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2006:

                                               Weighted
                                               Average     Aggregate
                                               Exercise    Intrinsic
                                 Under Plan     Price        Value
                                ------------   --------   -----------
  Balance, December 31, 2005      7,060,620      $0.19    $ 6,037,346
    Granted                       3,113,000       2.45
    Lapsed                       (3,995,621)      0.84
    Exercised                           -          -
                                ------------   --------   -----------
  Balance, December 31, 2006      6,177,999      $0.91    $31,446,015
                                ============   ========   ===========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2006:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    6,177,999       2.26         $0.91       5,373,478     $0.68

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual period ended December 31, 2006 includes compensation expense for all stock-based compensation awards vested during the annual period ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

For the periods presented prior to the adoption of SFAS No.123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No.123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma expense to recognize during the year ended December 31, 2005 is as follows ($ in thousands, except per share amounts):

  Net loss:
      As reported                                   $ (1,035)
      Compensation recognized under APB 25               -
      Compensation recognized under SFAS 123          (43)
                                                    ----------
        Pro forma                                   $ (1,078)
                                                    ==========

      Basic and diluted earnings per share:
        As reported                                   $(0.06)
        Pro forma                                     $(0.06)

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in 2006 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

Under SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the year ended December 31, 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Warrants

In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006.

The fair value of warrants granted in 2006 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected weighted average life of 3 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market.

The following summary presents the warrants granted, exercised, expired and outstanding at December 31, 2006:

                                             Weighted
                                             Average     Aggregate
                                             Exercise    Intrinsic
                                              Price        Value
                                ----------   --------   -----------
  Balance, December 31, 2005          -        $ -      $     -
    Granted                       750,000        6.00         -
    Exercised                         -          -            -
                                ----------   --------   -----------
  Balance, December 31, 2006      750,000      $ 6.00   $     -
                                ==========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at December 31, 2006:

                           Warrants
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Warrants     750,000        3           $6.00        750,000      $6.00

Note 15 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $34,199,635 at December 31, 2006. The Company incurred a net loss of $13,484,750 and $1,034,957 for the years ended December 31, 2006 and 2005, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is marketing its software and communication products and is expected to generate revenues in the following year. However, there can be no assurance that these plans could be successfully executed due to current investment climate.

Note 16 - Deemed dividend

For the acquisition of hereUare Communications, Inc. in September 2006, the Company issued 15,985,500 shares of common stock. The purchase price was estimated at $31,971,000 which was valuated by the Company's stock at $2 per share which was determined to be the fair market value of the shares as evidenced by the sale of the Company's shares to investors immediately prior to the closing of the acquisition.

The amount of acquisition price in excess of the net equity value of hereUare on the acquisition date, in the amount of $30,809,799 was recorded on the consolidated balance sheet as a deemed dividend because the major shareholder and CEO of hereUare was also a major shareholder and the CEO of the Company at the time of the acquisition.

Note 17 - Subsequent Events (Unaudited)

Within the three month period subsequent to the year ended December 31, 2006, the Company raised $906,106 by selling 151,021 shares of common stock to private investors.

On February 1, 2007, the Company granted 287,000 options to five employees and one consultant. The options vest over a four year period, have an exercise price of $6 per share and expire in five years.

On March 26, 2007, the Company changed its name to hereUare, Inc.

INDEX TO EXHIBITS

(a) Exhibits Incorporated by Reference

Exhibit No.       Exhibit Description

3.1(1) Certificate of Incorporation, as amended on July 24, 2001
3.1(5) Certificate of Ownership and Merger of PeopleNet Name Change Subsidiary, Inc. with and into PeopleNet International Corporation
3.2(1) By-laws
4.1(1) 2001 Stock Option Plan
4.2(1) 2001 Non-Employee Director Stock Option Plan
4.3(1) 2001 Stock Incentive Plan
10.1(1) Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1) Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1) Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1) Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1) Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2) Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2) Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
10.8(3) Lease Agreement with CarrAmerica Techmart, LLC
10.9(4) Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002, and filed on April 4, 2002
3. Filed as Exhibit 10.8 to the Company's quarterly Report on Form 10-QSB filed on August 14, 2006
4. Filed as Exhibit 10.9 to the Company's Form 8-K dated as of August 25, 2006, and filed on August 31, 2006
5. Filed as Exhibit 3 to the Company's Form 8-K dated as of March 26, 2007, and filed on March 29, 2007

(b) Exhibits Filed Herewith

21.0 Subsidiaries of the Small Business Issuer
24.0 Power of Attorney - See page 17
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0 Section 1350 Certification

Exhibit 21.0

Subsidiaries of the Small Business Issuer

Completo Communications Corporation, and
hereUare Communications, Inc.

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of hereUare, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of hereUare, Inc. for the fiscal year ended December 31, 2006;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: April 12, 2007

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of hereUare, Inc. for this fiscal year ended December 31, 2005;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report , fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying Officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have;

a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: April 12, 2007

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 12, 2007

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