Form 10KSB/A
period 2006-12-31
HEREUARE INC
filed 2007-04-30
CIK 1145906

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

Issuer's revenues for its most recent fiscal year: $38,118

Aggregate market value of common stock held by non-affiliates at March 31, 2007:  $98,289,912 (see Note A)

Number of shares of common stock outstanding at March 31, 2007: 33,846,522

DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format (check one):     [  ] Yes     [X] No

Note A: Based upon the $6.00 price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.

Total Number of Pages: 52
Exhibit Index is on Page: 48

HEREUARE,  INC.

2006 ANNUAL REPORT ON FORM 10-KSB/A

INDEX

PART I

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Description of Business--Risk Factors Affecting Future Performance" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

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

On September 22, 2006, the Company acquired hereUare Communications, Inc., a Delaware corporation, by reverse merger. Details of the acquisition are available on the Company's Current Report on Form 8-K dated September 22, 2006, as filed with the SEC on September 28, 2006, as amended by Form 8-K/A filed on December 8, 2006. On March 26, 2007, hereUare changed its name from PeopleNet International Corporation to hereUare, Inc.

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

During the fiscal year December 31, 2006, the Company has spent approximately $750,000 on research and development, primarily directed at the completion of these applications.

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

Competition

The Internet market is characterized by rapid change, with both converging technologies and with new and disruptive technologies.  We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising.  We thus face competition from web search providers, internet advertising companies, and web telephony (VoIP) providers, and we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities and telecommunications providers.  The Internet market is extremely competitive, with some of the largest and fastest growing companies in the world being the main players.  These companies included Google, Yahoo, MicroSoft, Ebay, and Amazon along with Vonage.  These companies have some of the largest and most profitable companies in the world with far greater numbers of personnel and other resources to devote to their business.  We believe that competition for advertising revenue will revolve around the ability to attract users to our site and retain their loyalty in order which in turn will depend upon our ability to provide a suit of products that enhance overall user experience.

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

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are in the processing of establishing relationships with Vietnam's telecommunications authorities (subject to limitations as described below under "Government Regulation"), the Christian Life Church and its affiliated organizations (CLC), although no assurance can be given that these relationships will be commercially meaningful. These relationships, if secured, will be part of our first commercial launch for Search and VoIP applications, including the possibility of hereUare being the default VoIP provider and search engine for the people of Vietnam and the seven million members of the CLC community in the U.S. We plan to channel our marketing communications that target unique users through promotion with sponsorships, radio stations, bulletin board groups, and community events. These relationships are expected to drive traffic through HUA products and the strategy is designed to attract eyeballs to the hereUare website.

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

Intellectual Property

We intend to rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.  We license our search technology on a non-exclusive royalty-bearing basis; our license expires, unless renewed by agreement with the licensor, in October 2016.

Trademarks which we own or license include "hereUare".  The Company has been granted two US patents:

  Granted February 2006 - method and system for simulating multiple independent client devices in a wired or wireless network;
  Granted February 2007 - system for distributed network authentication and access control.

However, the Company has not included the use of the technology covered by these two patents in its current plans.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights may prove costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the internet, technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  Once we introduce our products and services, the possibility of intellectual property claims against us grows.  Our technologies may not be able to withstand any third-party claims or rights against their use.

Government Regulation

Once we begin to offer our services, we will be subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet.  In addition, laws and regulations relating to user privacy, freedom of expression, content (including gambling and underage sexual material), advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.  In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could adversely impact our business prospects. In addition, because our services may become accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Risk Factors Affecting Future Performance

We lack revenue history and currently do not have a proven business model to generate revenue.   Absent revenue, our business will fail.

In the past years, we have concentrated on developing our products and have not generated significant revenues.  We have only recently begun testing our products and services on a limited basis and have generated minimal revenues.  There can be no assurance that as we roll-out our products, we will be able to generate material revenues from them.  Many of our services, such as search and VoIP, have been historically offered free of charge to users, with companies depending upon advertising to generate revenues.  There can be no assurance that we will be able to persuade advertisers that it is cost effective for them to pay us for advertising their products and services.  Even if we are successful initially in generating advertising revenue, there can be no assurance that we will be successful long-term.

We have never been and may never become profitable. We will need to be profitable in order to succeed.

We have never been profitable. In fact, during fiscal 2006, we were not even able to operate with a gross profit. There can be no assurance that we will ever generate a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.

We have few capital resources and will be dependent upon future financing to generate the cash necessary to operate our business. Should we fail to raise such financing, we may be forced to cease operations.

We currently have very little cash on hand. Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking substantial financing to launch our products and services, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial funding for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft and AOL, that have aggregated a variety of Internet products, services and content in a manner similar to ours. These companies are in dominant positions in the Internet service industry and have well established relationships with online advertisers. Their strength may adversely affect our ability to execute our business plan. Their services directly compete with ours, including Internet search, local search and directories, consumer e-mail service, VoIP, and advertising solutions. These large-scale competitors and possible additional entrants have significantly greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition overall. These competitors are expected to be continuously more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage.

We also face competition from other Internet service companies, including Internet access providers, device manufacturers offering online services and destination websites.

Our users must access our services through Internet access providers, including wireless providers and providers of cable and broadband Internet access. To the extent that an access provider or device manufacturer offers online services competitive with ours, the user may elect to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Such access providers and manufacturers may prove better able to target services and advertisements to the preferences of their users.

We also compete for customers, users and advertisers with many other providers of online services, including destination websites and social media and networking sites. Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

In the future, competitors may acquire additional competitive offerings, and if we are unable to complete strategic acquisitions or investments, our business could be adversely affected. Further, competitors may consolidate with each other to become more competitive, and new competitors may enter the market. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers or customers, then we may have difficulty in executing our business plan.

We face significant competition from traditional media companies which could limit our ability to generate advertising revenue.

We also compete with traditional media companies for advertising. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. We do not have indication that these traditional advertisers will allocate some of their advertising budget for our services.

Decreases or delays in advertising spending by advertisers due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since our business plan anticipates significant activities from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our chances in carrying out our plan.

We are, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce and other Internet-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.

If we are unable to retain our existing senior management and key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. The competition for such executives and for other highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic when we launch our products and services.

Our products and services have only been tested on a limited basis. As we launch our products and services through our marketing campaign, we expect Internet traffic to our websites to significantly increase over a short time.  We have very limited experience in handling a heighten traffic level by our hardware and customer service operations. Our future will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards and to improve the performance and reliability of our products and services. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

New technologies could block our advertisements or our search marketing listings, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements or our search marketing listings. Advertisement-blocking technology could have an adverse affect on our ability to execute our plan to capture revenues.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the Company's fiscal years as of and for the one-year periods ended December 31, 2006 and 2005. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Description of Business--Risk Factors Affecting Future Performance" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

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

These accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

Revenues and Gross Profit (Loss)

During the year ended December 31, 2006, we only generated sales of $38,118 which was mainly from the Company's VoIP product. Cost of goods was  $77,328 which included domestic and international telecom termination charges for testing purposes, resulted in a gross loss figure of ($39,210).  Revenues for the year ended December 31, 2005 were insignificant.

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

Item 7. Financial Statements

The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 27 through 48 of this report.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Person, and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of December 31, 2006 the names and ages of all of our directors and executive officers and all positions and offices held. All directors hold office until such director's successor is elected and qualified. Each officer serves at the pleasure of the board and may be removed at any time by a vote of a majority of the authorized directors.  It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. However, any of the above directors or executive officers could resign and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

Name	Age	Position with the Company
Benedict Van	46	Chief Executive Officer, Chairman of the Board of Directors
Anthony K. Chan	52	Chief Financial Officer, Director and Secretary
James McCargo	55	Director
David A. Brewer	54	Director
Gregory B. Pelling	48	Director

The board of directors plans to appoint committees of the board during fiscal 2007 including a compensation committee and an audit committee.

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers and directors.

Benedict Van. Since 2002, Mr. Van has served as Chairman of the Board of Directors and CEO of hereUare, Inc. Mr. Van has over 21 years of success and experience as a tech visionary, with a specialty in building and restructuring high tech related companies. In 1996, he founded eCapital Group, an investment firm specialized in nurturing high tech, biotech, and energy ventures through their development stages. Portfolio investments for eCapital Group have included hereUare Communications, Voiceplanet, Inc., 3E Systems, Inc., hereUare, Inc., 3Net Communications Corporation, PeopleWeb Communications, Inc., BenSys Corporation, and Doles Networks Corporation. Prior to eCapital, he founded in 1985 Crownland Group of Companies and served as CEO of the international conglomerate that engaged in venture capital investments in telecom, electronics, and medical devises. Crownland invested successfully into Biocompatible, Inc., and Cardio Genesis (formerly Eclipse Surgical Technology, Inc.). Mr. Van received his Doctorate of Business Administration from University of the Pacific.

Anthony K. Chan. Mr. Chan has served as our Chief Financial Officer and Director since December 2005. Previously, from February 2002 through July 2003, he was the President, Chief Operating Officer and Director.  In July 2005 Mr. Chan co-founded Golden Gate China Acquisition Corporation, which focuses on M&A and PIPE transactions in China.  He also served as the CEO of Pacific Systems Control Technology, the former parent company of PeopleNet International from 1997 to February 2003. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Group of Companies, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate technology transfer contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by Bank of America as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley.  He also holds active licenses with the NASD.

James McCargo. Mr. McCargo has served as a member of our Board of Directors since November 2004. Mr. McCargo served as President and CEO of Omega Designs, and was the principal founder of InterArt Designs. Before founding InterArt, Mr. McCargo spent over 20 years involved in the computer and high-tech industry, including positions with Fairchild Semiconductors, Hunt Chemical, and 3M Corporation. Mr. McCargo served as a Trustee for the University of the Pacific, and was the Vice Chairman of the Board of Regents for the University of the Pacific. Mr. McCargo holds a Bachelor's of Arts degree in pre-law from University of the Pacific.

David A. Brewer. Mr. Brewer has served as a member of our Board of Directors since February 2006. Mr. Brewer is the Managing Partner of Aragon Ventures, a Menlo Park, California venture capital firm specializing in early stage, high technology companies. He serves on the boards of directors of Notify Technology Corp., Cuica Technologies, Inc., FirstStone Incubators LLC, and PriaVision, Inc.  He currently serves as an officer, director or advisor to two other investment companies.  Mr. Brewer is also the Chairman of End Poverty Foundation, a nonprofit organization dedicated to the eradication of poverty through empowerment of entrepreneurs in developing countries, and a board member of the SEEP Network.  Before forming Aragon Ventures in 1998, Mr. Brewer was a co-founder and the initial President of Inktomi Corporation, an Internet infrastructure software company which was subsequently acquired by Yahoo, Inc.  In his over thirty years in high technology start-ups, he also served as president or chief financial officer in several early stage companies, including Explore Technologies (electronic educational toys), eFax.com, formerly JetFax, (advanced fax technology products), Monogram Software (consumer financial software), Telebit (high speed modems and other data communications equipment) and Packet Technologies (two-way interactive cable television communication systems).  Mr. Brewer holds a Bachelor's of Science degree in business from the University of California, Berkeley, and a Juris Doctor from the University of San Francisco.

Gregory B. Pelling. Mr. Pelling has served as a member of our Board of Directors since March 2006. Mr. Pelling is a successful software entrepreneur, systems integrator, outsourcer, management consultant, business executive and trusted advisor to governments and Fortune 500 corporations, with experience spanning over 20 years.  Mr. Pelling has provided strategic advice on creating competitive advantage from IT and the Internet to top corporations and governments in the region as the Managing Director Asia Pacific and Japan for Cisco Systems Internet Business Solutions Group and previously as Asia's Senior Partner of Pricewaterhouse Coopers' Technology Consulting Practice.  His most recent book, Cisco: Net Impact, concerns business and technology management in Asia.  In 2007, he took on the role of President and COO of NewHeights Software, an innovative and fast growing telephony solution development company.  NewHeights is a leader in enterprise telephony and has recently introduced an integrated conferencing solution along with an edge application server powered by a next generation service creation environment and collaboration management tools. Mr. Pelling is a graduate of the University of British Colombia and holds an MBA in International Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company typically files these reports on behalf of its directors and officers, based on information provided by them.  Except as noted  below, the Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2006 fiscal year.  Mr. Brewer's Form 3 was filed approximately one month late.

Code of Ethics

The Company has not yet adopted but intends during fiscal 2007 to adopt a code of ethics that applies to its executive officers as it institutionalizes corporate governance procedures as it begins to generate revenues.

Audit Committee Financial Expert

Currently the entire board of directors of the Company comprises the audit committee.  However, as described above, the Company intends to establish committees of its board of directors during fiscal 2007, including an audit committee.  The board of directors has not yet considered whether its outside directors qualify as financial experts but has determined that Mr. Chan, a member of the board of directors and hence the audit committee, is a financial expert.  Mr. Chan is not independent by virtue of his being the Company's CFO.

Item 10. Executive Compensation

The following table sets forth the compensation paid by the Company to its officers and directors for services rendered during the periods indicated. No other executive officer received compensation in excess of $100,000 during the specified periods.

Name	Position	Year	Salary	Directors Fees Earned or Paid in Cash	Option Awards (1)(4)	Other Compensation	Total
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2006 2005 2004	$115,000 None None	None None None	$5,212,375 (2) None None	$20,000 $42,616 (5) None	$5,347,375 $42,616 None
Anthony K. Chan	Chief Financial Officer & Secretary & Director	2006 2005 2004	$90,000 None N.A.	None None N.A.	$1,158,306 (2) None N.A.	$25,870 (6) $6,538 N.A.	$1,274,176 $6,538 N.A.
James McCargo	Director	2006 2005 2004	None None None	None None None	$68,033 (3) None None	$24,000 $15,000 None	$92,033 $15,000 None
David A. Brewer	Director	2006 2005 2004	None N.A. N.A.	None N.A. N.A.	$144,911 N.A. N.A.	None N.A. N.A.	$144,911 N.A. N.A.
Gregory B. Pelling	Director	2006 2005 2004	None N.A. N.A.	None N.A. N.A.	$146,470 N.A. N.A.	None N.A. N.A.	$146,470 N.A. N.A.

(1) Values of option awards granted in 2006 were estimated at award date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%, dividend yield of 0%, expected weighted average option life of 3 to 4 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market.

(2) Value estimated due to a 3-year extension of options granted to the holder in 2002 which would have expired in May 2006.

(3) Including $56,873 in value estimated due to extension of options as describe in above note (2).

(4) As of March 31, 2007, Mr. McCargo held 380,000 options while each of Messrs. Brewer and Pelling held 250,000 options.

(5) Compensation paid to Mr. Van for his services other than as the chief executive of the Company.

(6) Compensation paid to Mr. Chan prior to his engagement with the company on a full-time basis.

Our executive officers currently receive a base salary, which is less than market, and no bonus.  The bulk of their compensation is long-term equity appreciation which aligns their interests with those of our stockholders.  As we hire additional executive officers as our business expands, they will likely receive market compensation packages, including base salary, bonus, and option grants.  Neither Mr. Van nor Mr. Chan has an employment contract.  During fiscal 2006, prior fully-vested option grants of Messrs. Van and Chan, comprising 2,699,999 and 600,000 options, which otherwise would have expired were extended for three years; the exercise price of their options is $0.08 per share.

Our outside directors currently receive no directors fees but instead receive an option grant upon their joining the board.  Both Mr. Pelling and Mr. Brewer received five year option grants for 250,000 shares at $2.00 per share, half of which were immediately vested with 25,000 options vesting on each of June 30 and December 31 of 2006 and 2007 and the remaining 25,000 vesting on February 13, 2008, and March 30, 2008, respectively,  the anniversary dates of their joining the board of directors. We may in the future institute directors fees and make annual supplemental option grants and we may have additional compensation for committee members.

The following table shows certain information with respect to unexercised options held on December 31, 2006, by the named executive officers:

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option Exercise Price	Option Expiration Date
Benedict Van, Chief Executive Officer, Chairman of the Board, and Director	2,699,999	0	$0.08	5/18/2009
Anthony K. Chan, Chief Financial Officer and Director	600,000	0	$0.08	5/18/2009

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2007, certain information with respect to stock ownership of:

  all persons known by us to be beneficial owners of 5% or more of our outstanding shares of $0.0001 par value Common Stock;
  each director and officer; and
  all directors and officers as a group.

The table assumes a total of 33,846,522 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of March 31, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Name and Address of Beneficial Owner (8)	Number of Shares of Common Stock (9)	Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	13,769,886	40.68%
PeopleWeb Communications, Inc. (1)	3,184,479	9.41%
Adel M. Ali	3,260,000	9.63%
Benedict Van (director and executive officer) (1)	2,886,358 (2)	7.90%
Anthony K. Chan (director and executive officer)	849,146 (3)	2.47%
James McCargo (director)	335,000 (4)	0.98%
David A. Brewer (director)	300,000 (5)	0.88%
Gregory B. Pelling (director)	175,000 (6)	0.51%
All Directors and Officers as a group (5 persons)	4,545,504 (7)	12.02%

(1) Mr. Van is also the controlling person of eCapital Group, Inc. ("eCapital"), and through eCapital he also controls  PeopleWeb Communications, Inc. ("PeopleWeb"). Mr. Van disclaims beneficial ownership of the Company shares owned by eCapital and PeopleWeb. His pecuniary interest in the Company's shares, based on his percent ownership of such entities would be approximately 12,385,000 and 1,900,000 shares, respectively. Mr. Van is the sole director of eCapital and the sole director of PeopleWeb. Including his pecuniary interest in such entities and his options described in Note (2) below, Mr. Van would beneficially own 17,171,358 shares which is 47.0%.

(2) Includes 2,699,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007.

(3) Includes 600,000 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007.

(4) Includes 335,000 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007.

(5) Includes 175,000 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007.

(6) Includes 175,000 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007.

(7) Includes 3,984,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2007. This total excludes shares of ECapital Group, Inc. and PeopleWeb Communications which Mr. Van may be deemed to beneficially own per note (1). Including his pecuniary interest in such entities, officer and directors as a group would beneficially own 18,830,504 shares which is 49.8%.

(8) The address for the directors and executive officers, and for Mr. Ali, is c/o hereUare, Inc., 5201 Great America Parkway, Suite 446, Santa Clara, California 95054.

The address for ECapital Group is 5201 Great America Parkway, Suite 320, Santa Clara, CA 95054.

The address for PeopleWeb Communications is 5201 Great America Parkway, Suite 320, Santa Clara, CA 95054.

(9) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

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
                                  =========         =====             ==========

Item 12. Certain Relationships and Related Transactions and Director Independence

On January 1, 2005, the Company, entered into a consulting agreement with ECapital Group, Inc., a party related through CEO of the Company, to manage its programming and setting up of Peoplenet.com for $125,000. This amount was included in the professional fees for the year ended December 31, 2005.

On September 22, 2006, the Company acquired hereUare Communications, Inc., ("HCI") issuing 15,985,500 Company common shares to retire an equal number of HCI common shares. HCI was a privately-held operator of web-based search engine and other Internet software solutions founded in 2002. Certain officers, directors, and major equity holders of the Company also were officers, directors or major equity holders of HCI. Benedict Van, the Company's Chairman of the Board and CEO, and a member of the Company's board of directors, was the CEO and sole director of HCI. Mr. Van and his affiliated companies owned approximately 55.6% of the outstanding HCI common stock and therefore received 55.6% of the Company's stock being issued in connection with the acquisition. Mr. Van and his affiliated companies owned approximately 47.3% of the outstanding capital stock of the Company immediately prior to the acquisition and, after the acquisition, Mr. Van and his affiliated companies owned approximately 51.3% of the outstanding stock of the Company. In addition, Anthony K. Chan, a director of the Company and its CFO, was the CFO of HCI but held no equity in HCI. James McCargo, a director of the Company, owned 200,000 HCI warrants which expired upon completion of the merger. David Brewer, a director of the Company, owned 125,000 HCI common shares which were converted into 125,000 Company common shares.

Using the standard for independence promulgated by The Nasdaq Stock Market, Inc., each of Messrs. McCargo, Brewer and Pelling are independent.

Item 13. Exhibits

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 48 of this Form 10-KSB/A.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006 and 2005, the following audit fees were paid to Kabani & Company, Inc.. There were no tax or other fees paid.

     Description of Services          2006        2005
                                   ----------  ----------
     Audit Fees (1)                $  45,400   $  37,500
     Audit-Related Fees (2)              -           -
     Tax Fees (3)                        -           -
     All Other Fees (4)                  -           -
                                   ----------  ----------
          Total                    $  45,500   $  37,500
                                   ==========  ==========

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007

hereUare, Inc.
By: /s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 30, 2007
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Financial Officer (Principal Financial Officer) and Member of the Board of Directors	April 30, 2007
By: /s/ James McCargo * James McCargo	Member of the Board of Directors	April 30, 2007
By: /s/ David A. Brewer * David A. Brewer	Member of the Board of Directors	April 30, 2007
By: /s/ Gregory B. Pelling * Gregory B. Pelling	Member of the Board of Directors	April 30, 2007
* By Anthony K. Chan, attorney-in-fact

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
10.9(4) Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
21.0(6) Subsidiaries of the Small Business Issuer
24.0(6) Power of Attorney

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002, and filed on April 4, 2002
3. Filed as Exhibit 10.8 to the Company's quarterly Report on Form 10-QSB filed on August 14, 2006
4. Filed as Exhibit 10.9 to the Company's Form 8-K dated as of August 25, 2006, and filed on August 31, 2006
5. Filed as Exhibit 3 to the Company's Form 8-K dated as of March 26, 2007, and filed on March 29, 2007
6. Previously filed

(b) Exhibits Filed Herewith

31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0 Section 1350 Certification

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of hereUare, Inc., certify that:

1. I have reviewed this first amendment to annual report on Form 10-KSB/A (this "Amendment") of hereUare, Inc. for the fiscal year ended December 31, 2006;

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

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this Amendment based on such evaluation; and

c) disclosed in this Amendment any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

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

Date: April 30, 2007

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., certify that:

1. I have reviewed this first amendment to annual report on Form 10-KSB/A (this "Amendment") of hereUare, Inc. for this fiscal year ended December 31, 2006;

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

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this Amendment based on such evaluation; and

c) disclosed in this Amendment any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably like to affect, the small business issuer's internal control over financial reporting;

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

Date: April 30, 2007

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the First Amendment to Annual Report on Form 10-KSB/A of the Company for the year ended December 31, 2006 (the "Amendment") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Amendment fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 30, 2007

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