Form 10QSB
period 2007-03-31
HEREUARE INC
filed 2007-05-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.     Yes [  ]     No [  ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of March 31, 2007 is 33,846,522.

Transitional Small Business Disclosure Format (check one):     Yes [  ]     No [X]

Exhibit Index is on page 24
Total Number of Pages: 29

hereUare, Inc.
and Subsidiaries

FORM 10-QSB

For March 31, 2007

TABLE OF CONTENTS

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2007

ASSETS
  Current assets
    Cash & cash equivalents                        $   254,105
    Prepaid expense                                     33,026
    Related party receivables                              840
    Advances                                           344,460
                                                   ------------
      Total current assets                             632,431

  Property & equipment - net                           256,673
  Intangible assets - net                              511,045
  Deposit                                               43,645
  Investment                                         1,000,000
                                                   ------------
    Total assets                                   $ 2,443,794
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses            $   674,090
    Deferred revenue                                       443
    Advance for shares to be issued                     55,002
                                                   ------------
      Total current liabilities                        729,535
                                                   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                         -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      33,846,522 shares issued and
      outstanding                                        3,385
    Stock subscription receivable                      (50,000)
    Additional paid-in capital                      67,406,789
    Accumulated deficit                            (65,645,916)
                                                   ------------
      Total stockholders' equity                     1,714,258
                                                   ------------
                                                   $ 2,443,794
                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

                                        2007          2006
                                    ------------  ------------

REVENUES, net                       $     5,965   $     2,993

Cost of revenues                         17,070           -
                                    ------------  ------------
GROSS PROFIT (LOSS)                     (11,105)        2,993

COSTS AND EXPENSES
  Depreciation & amortization            48,346         9,982
  Rent                                   59,330        53,374
  Salaries and payroll taxes            217,554       203,591
  Professional fees                      89,279       233,825
  General and administrative            209,977       364,446
                                    ------------  ------------
    Total costs and expenses            624,486       865,217
                                    ------------  ------------

LOSS FROM OPERATIONS                   (635,950)     (862,224)

OTHER INCOME (EXPENSES)
  Other expense                            (357)          -
  Interest income                           266         3,264
                                    ------------  ------------
  Total other income                        (91)        3,264

LOSS BEFORE INCOME TAXES               (635,681)     (858,961)

PROVISION FOR INCOME TAXES                  800           800
                                    ------------  ------------
NET LOSS                            $  (636,481)  $  (859,761)
                                    ============  ============
Basic & diluted weighted average
  number of shares outstanding       33,706,244    17,133,721
                                    ============  ============
Basic & diluted loss per share           $(0.02)       $(0.05)
                                    ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

                                                     2007          2006
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $   (636,481) $   (859,761)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                    48,346         9,982
      Options granted for services                     94,239       283,072
      (Increase) decrease in current assets:
         Accounts receivable                              158        (2,798)
         Prepaid expenses                               4,750           -
         Other current assets                         (60,000)     (118,634)
      Increase (decrease) in current liabilities:
         Accounts payable & accrued expenses          215,777        53,430
         Advance from related parties                 (26,921)          -
         Deferred revenue                                (649)          -
                                                  ------------  ------------
      Net cash used in operating activities          (360,781)     (634,708)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (26,536)      (51,614)
  Purchase of intangible assets                      (365,000)          -
                                                  ------------  ------------
    Net cash used in investing activities            (391,536)      (51,614)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of notes from related parties                   -          (2,450)
  Advances for shares to be issued                     55,002           -
  Proceeds from sale of common stock                  813,104           -
                                                  ------------  ------------
  Net cash provided by (used in)
    financing activities                              868,106        (2,450)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    115,788      (688,772)

CASH & CASH EQUIVALENTS, beginning balance            138,317     1,297,061
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $   254,105   $   608,288
                                                  ============  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations - hereUare, Inc. (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions including web-based email and office automation bundle, on-line classified ads and a voice over internet protocol telephony product. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity. On March 26, 2007, the Company changed its name from PeopleNet International Corporation to hereUare, Inc.

In December 2005, the Company formed Completo Communications Corporation ("Completo"), a wholly owned subsidiary, to support voice termination services within the Company's international VoIP solutions. The operations of Completo were terminated by the end of the quarterly period ended March 31, 2006 and the VoIP termination activities were handled within the Company since then.

On September 22, 2006, the Company acquired 100% of hereUare Communications, Inc., a Delaware corporation ("hUa Communications"). hUa Communications is an operator of web-based search engine and other Internet software solutions founded in 2002. Consequently, hUa Communications' financial position, results of operations and cash flows subsequent to the acquisition are included in the accompanying audited consolidated financial statements.

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2006 on Form 10-KSB and amendment thereof on Form 10-KSB/A.  The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 3 - Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 4 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc. and Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

Note 5 - Recent pronouncements

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

Note 6 - Reclassifications

Certain comparative amounts have been reclassified to conform to the three month periods ended March 31, 2007 and 2006.

Note 7 - Loss per share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share".  Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Note 8 - Property and Equipment

The property & equipment comprised of the following at March 31, 2007:

Equipment                              $ 334,149
Furniture                                 33,100
                                       ----------
                                         367,249
Less accumulated depreciation           (110,576)
                                       ----------
                                       $ 256,673
                                       ==========

Depreciation expense was $27,577 and $9,307 for the three month periods ended March 31, 2007 and 2006, respectively.

Note 9 - Intangible Assets

Intangible assets comprised of the following at March 31, 2007:

  Domain name (with registered trademark) purchased   $  98,085
  Software products                                     474,368
                                                      ----------
                                                        572,453
    Less accumulated amortization                       (61,408)
                                                      ----------
                                                      $ 511,045
                                                      ==========

Amortization expense was $20,769 and $675 for the three month periods ended March 31, 2007 and 2006, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

     2007:    $163,703
     2008:    $190,579
     2009:    $190,579

Note 10 - Advances

Advances comprised of the following at March 31, 2007:

Non-related parties
     Software development                 $194,000
     Legal fee retainer                     50,000

Related parties
     Advance to CEO                        100,460
                                          --------
Total advances                            $344,460
                                          ========

The related-party advances are travel advances to the CEO of the Company and are unsecured, non-interest bearing and due on demand.

Note 11 - Investment

In November 2005, the Company has made an investment of $1,000,000 in cash in an entity that is engaged in the internet search engine business. The Company evaluated the investment and determined that the investment is not impaired as of March 31, 2007. The investment represents approximately 10.5% of that entity.

Note 12 - Deposits

Deposits comprised of the following at March 31, 2007:

            Rent deposit                       43,645
                                             --------
                                             $ 43,645
                                             ========

Note 13 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following at March 31, 2007:

            Accrued operational expenses     $297,416
            Accrued litigation                 72,000
            Accrued interest                    6,400
            Other liabilities                 298,274
                                             --------
                                             $674,090
                                             ========

Accrued operational expenses include AP balance of $260,143; payroll liabilities of $15,894; due to employee of $676; and other accrued expense of $20,703.

Other liabilities are liabilities of the old parent company prior to the spin off of PeopleNet International Corporation in 2001. The old parent company was out of business in 2003, and PeopleNet International Corporation has been carrying these on its books since then. There has been no change or demand from the creditors.

Note 14 - Commitments and Contingencies

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of March 31, 2007.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart which expires on March 1, 2008. Monthly payment according to this lease agreement amounts to $10,604. Remaining rent expense pursuant to this lease agreement is as following:

January - February 2007:          $10,921.91 per month
March 2007 - February 2008:   $11,249.57 per month

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expense pursuant to this lease agreement is as following:

August 2006 - July 2007:  $7,033.55 per month
August 2007 - July 2008:  $7,243.06 per month
August 2008 - July 2009:  $7,452.57 per month
August 2009 - July 2010:  $7,692.01 per month
August 2010 - July 2011:  $7,901.52 per month

Note 15 - Related Party Transactions

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

Note 16 - Common Stock / Options

Common Stock

In January 2007, the Company received $12,000 from subscription receivable for shares that were issued during the year ended December 31, 2006.

During the three-month period ended March 31, 2007, the Company issued 133,520 shares of common stock for cash amounting to $801,104 and 8,334 shares for subscriptions receivable amounting to $50,000.  The Company did not have any issuance of common stock during the three-month period ended March 31, 2006.

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

On May 5, 2006, the Company issued a total of 1,493,000 options to 9 employees and 1 consultant of the Company. The options have an exercise price of $2 per share and they expire in 5 years. These options vest over 4 years per the schedule of 25% after 1 year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

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

On February 1, 2007, the Company issued a total of 287,000 options to 5 employees and 1 consultant of the Company. The options have an exercise price of $6 per share and they expire in 5 years. These options vest over 4 years per the schedule of 25% after 1 year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2007:

                                                Weighted
                                                Average     Aggregate
                                                Exercise    Intrinsic
                                  Under Plan     Price        Value
                                 ------------   --------   -----------
  Balance, December 31, 2005       7,060,620      $0.19    $ 6,037,346
    Granted                        3,113,000       2.45
    Lapsed                        (3,995,621)      0.84
    Exercised                            -          -
                                 ------------   --------   -----------
  Balance, December 31, 2006       6,177,999      $0.91    $31,446,015
    Granted                          287,000       6.00              0
    Lapsed                               -          -
    Exercised                            -          -
                                 ------------   --------   -----------
  Balance, March 31, 2007          6,464,999      $1.14    $31,419,895
                                 ============   ========   ===========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2007:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    6,464,999    2.15 years      $1.14       5,478,227     $0.71

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Stock compensation expense recognized in the three month period ended March 31, 2007 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the three month period ended March 31, 2007 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

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

The following summary presents the warrants granted, exercised, expired and outstanding at March 31, 2006:

                                             Weighted
                                             Average     Aggregate
                                             Exercise    Intrinsic
                                              Price        Value
                                ----------   --------   -----------
  Balance, December 31, 2005          -        $ -      $     -
    Granted                       750,000        6.00         -
    Exercised                         -          -            -
                                ----------   --------   -----------
  Balance, December 31, 2006      750,000      $ 6.00   $     -
                                ----------   --------   -----------
    Granted                           -          -            -
    Exercised                         -          -            -
                                ----------   --------   -----------
  Balance, March 31, 2007         750,000      $ 6.00   $     -
                                ==========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at March 31, 2007:

                           Warrants
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Warrants     750,000    2.73 years      $6.00        750,000      $6.00

Note 17 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the three month periods ended March 31, 2007 and 2006, the Company paid income tax of -0- and $800 respectively. During the three month periods ended March 31, 2007 and 2006, the Company paid interest expense of $-0- for each of the periods.

Note 18- Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $65,645,916 at March 31, 2007. The Company incurred a net loss of $636,481 and $859,761 for the three month periods ended March 31, 2007 and 2006, respectively.

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

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and is expected to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company has conducted financing activities during the first fiscal quarter and currently plans to raise more monies in this financing during the upcoming quarter in order to fund its operations. However, there can be no assurance that the Company will generate material revenue from its products and/or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Description of Business--Risk Factors Affecting Future Performance" in the amendment to annual report on Form 10-KSB/A as filed on April 30, 2007. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2007. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Our Internet product suite and tools which we are testing on an internal basis include:

Search - an intelligent search tool with 10 billion pages indexed that efficiently delivers information on the Internet, with patent pending display technology to provide ease of use for all types of users from novice to expert.

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

Our sales and marketing strategy is to build a viral (self-propelled replication) marketing message by establishing an Internet dialogue among communities for our brand name and products. It is hoped that these dialogues will lead to hereUare achieving a "cool factor" fueling an infectious need among early adapters to try hereUare, which will ultimately lead to acceptance by the general population of Internet users. The heart of the plan comprises strategies to create and foster the viral marketing effect through 'brand' building techniques, which the Company hopes will drive traffic to the hereUare websites.

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

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are in the processing of establishing relationships with Vietnam's telecommunications authorities and the Christian Life Church and its affiliated organizations (CLC), although no assurance can be given that these relationships will be commercially meaningful. The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's suite of products will prove commercially ready when tested on a larger scale by third parties. The Company has not generated significant revenue to date from its products.

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

These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on further developing its software products and in creating a marketing and sales infrastructure during the three month period ended March 31, 2007. The Company released a portion of its software products during this quarterly period on a limited trial basis.

Revenues and Gross Profit (Loss)

During the three-month period ended March 31, 2007, we only generated sales of $5,965 which was mainly from the Company's VoIP product. Cost of goods sold was $17,070, which included domestic and international telecom termination charges for testing purposes, resulting in a gross loss figure of ($11,105). Revenues and cost of goods sold for the quarterly period ended March 31, 2006 were insignificant.

Costs and Expenses

During the three-month periods ended March 31, 2007 and 2006, we incurred rent expenses in the amounts of $59,330 and $53,374 respectively.  We also had $217,554 in salaries and payroll taxes for the three-month period ended March 31, 2007 as compared to $203,591 for the same period in 2006. We paid professional fees in the amounts of $89,279 and $233,825 respectively for same periods in 2007 and 2006.  The professional fees for the fiscal 2007 first quarter were primarily for consultants in technology and business development and for legal fees, while those for the fiscal 2006 first quarter were primarily for software development and legal fees. General and administrative expenses for the quarter ended March 31, 2007 were $209,977, including $14,306 for promotional services, $25,188 for insurance, $21,673 in travel expense and non-cash option charges of $94,239. The general and administration expense was $364,446 for the same period in 2006.

Liquidity and Capital Resources

Stockholders' equity, as of March 31, 2007, was $1,714,258 and net cash used in operating activities was $360,781 for the first three months of 2007. In the same quarterly period, we purchased property and equipment plus invested into software products in aggregate of $391,536 and raised $868,106 from common stock sales financing activities. As of March 31, 2007, the Company had only approximately $254,000 in cash and current liabilities of about $730,000. The Company needs to continuously raise funds for operations subsequent to the quarter ended March 31, 2007. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2007, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

In the quarterly period ended March 31, 2007, the Company sold an aggregate of 133,520 shares of common stock to 17 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $6.00 per share for an aggregate proceed of $801,104.  All of the investors were accredited investors.

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None. The acquisition of hereUare did not require the approval of the stockholders of the Company.

Item 5. Other Information. None

Item 6. Exhibits.

See Exhibit Index on page 24 for a list of those exhibits that are incorporated by reference. The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 25
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 26
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 15, 2007 by the undersigned, thereunto duly authorized.

hereUare, Inc.

(Registrant)

By: /s/ Benedict Van
Benedict Van
Chief Executive Officer

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
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0 Section 1350 Certification

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarterly period ended March 31, 2007;

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2007

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarter period ended March 31, 2007;

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2007

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2007

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