Form 10QSB
period 2007-06-30
HEREUARE INC
filed 2007-08-16
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of August 14, 2007 is 34,028,698.

Transitional Small Business Disclosure Format (check one):     Yes [  ]     No [X]

Exhibit Index is on page 22
Total Number of Pages: 27

hereUare, Inc.
and Subsidiaries

FORM 10-QSB

For June 30, 2007

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2007

ASSETS
  Current assets
    Cash & cash equivalents                           $   399,948
    Account receivable                                      2,160
    Inventory                                              14,475
    Prepaid expense                                        19,283
    Related party receivables                             100,304
    Advances                                              200,000
                                                      ------------
      Total current assets                                736,170

  Property & equipment - net                              235,879
  Intangible assets - net                                 463,399
  Deposit                                                  94,295
  Investment                                            1,000,000
                                                      ------------
    Total assets                                      $ 2,529,743
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses               $   489,596
    Deferred revenue                                          332
    Advances for shares to be issued                      124,002
                                                      ------------
      Total current liabilities                           613,930
                                                      ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                            -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,003,363 shares issued and
      outstanding                                           3,400
    Additional paid-in capital                         68,455,169
    Subscription receivable                               (25,000)
    Accumulated deficit                               (66,517,756)
                                                      ------------
      Total stockholders' equity                        1,915,813
                                                      ------------
                                                      $ 2,529,743
                                                      ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
JUNE 30, 2007 AND 2006

                                Three-month Periods Ended   Six-month Periods Ended
                               --------------------------  --------------------------
                                        June 30,                    June 30,
                                   2007          2006          2007          2006
                               ------------  ------------  ------------  ------------

REVENUES, net                  $    10,062   $    16,970   $    16,028   $    19,963

Cost of revenues                   (17,369)      (23,642)      (34,439)      (23,642)
                               ------------  ------------  ------------  ------------
GROSS PROFIT (LOSS)                 (7,307)       (6,672)      (18,411)       (3,679)

COSTS AND EXPENSES
  Depreciation & amortization       75,587        17,000       123,933        26,982
  Rent                              60,055        54,019       119,385       107,393
  Salaries and payroll taxes       228,113       270,523       445,667       474,114
  Professional fees                247,129       108,590       336,408       342,414
  General and administrative       253,180     8,204,081       463,157     8,568,527
                               ------------  ------------  ------------  ------------
    Total costs and expenses       864,064     8,654,213     1,488,549     9,519,430
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS              (871,370)   (8,660,885)   (1,506,961)   (9,523,109)

OTHER INCOME (EXPENSES)
  Othere expense                       -             -            (357)          -
  Interest income                      416         1,102           682         4,366
                               ------------  ------------  ------------  ------------
  Total other income                   416         1,102           325         4,366

LOSS BEFORE INCOME TAXES          (870,955)   (8,659,783)   (1,506,636)   (9,518,743)

INCOME TAXES                           885           -           1,685           800
                               ------------  ------------  ------------  ------------
NET LOSS                       $  (871,840)  $(8,659,783)  $(1,508,321)  $(9,519,543)
                               ============  ============  ============  ============
Basic & diluted weighted average
number of shares outstanding    33,753,043    17,136,499    33,893,819    17,135,118
                               ============  ============  ============  ============
Basic & diluted loss per share     $(0.03)       $(0.51)       $(0.04)       $(0.56)
                               ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

                                                      2007          2006
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(1,508,321)  $(9,519,543)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                 123,933        26,982
        Options granted for services                  201,602     8,406,382
        Issuance of shares for services               120,000           -
        (Increase) decrease in current assets:
          Accounts receivable                          (2,002)          -
          Inventory                                   (14,475)          -
          Prepaid expenses                             18,493       (10,438)
          Deposits                                    (50,650)        6,498
          Advance                                      57,539        77,862
    Increase (decrease) in current liabilities:
          Accounts payable & accrued expenses          31,282         7,005
          Deferred revenue                               (760)          -
                                                  ------------  ------------
       Net cash used in operating activities       (1,023,358)   (1,005,251)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (33,684)      (55,861)
  Purchase of intangible assets                      (365,000)     (190,000)
                                                   ------------  ------------
    Net cash used in investing activities            (398,684)     (245,861)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                12,000           -
  Proceeds from issuance of common stock for cash   1,647,136           -
  Proceeds from shares to be issued                   124,002           -
  Advance to related party                            (99,464)          -
                                                  ------------  ------------
    Net cash provided by (used in)
      financing activities                          1,683,674           -
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    261,631    (1,251,113)

CASH & CASH EQUIVALENTS, beginning balance            138,317     1,297,061
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $   399,948   $    45,948
                                                  ============  ============

SUPPLEMENTAL DISCLOSURES:
      Income tax payments                               1,685           800
      Interest payments                                   -             -
                                                  ============  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of operations

hereUare, Inc. (the "Company") was incorporated on February 5, 1997 in the state of Delaware. The Company focuses on development and sales of communication software solutions including web-based email and office automation bundle, on-line classified ads and a voice over internet protocol telephony product. The Company had been a wholly owned subsidiary of Pacific Systems Control Technology, Inc. ("PSCT") until February 8, 2002 when the Company completed its spin-off transaction from PSCT and became an independent entity. On March 26, 2007, the Company changed its name from PeopleNet International Corporation to hereUare, Inc.

In December 2005, the Company formed Completo Communications Corporation (" Completo "), a wholly owned subsidiary, to support voice termination services within the Company's international VoIP solutions. The operations of Completo were terminated by the end of the quarterly period ended March 31, 2006 and the VoIP termination activities were handled within the Company since then.

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

As of June 30, 2007, the Company invested $250,000 in cash in its own account in Vietnam, in anticipation of engaging in business activities in that country.

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2006 on Form 10-KSB and amendment thereof on Form 10-KSB/A.  The results of the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Note 4 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc., hereUare Communications, Inc. Vietnam and Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Note 6 - Reclassifications

Certain comparative amounts have been reclassified to conform to the three month periods ended June 30, 2007 and 2006.

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

Note 8 - Property and Equipment

The property & equipment comprised of the following at June 30, 2007:

     Equipment                          $ 341,298
     Furniture                             33,100
                                        ----------
                                          374,398
     Less accumulated depreciation       (138,518)
                                        ----------
                                        $ 235,880
                                        ==========

Depreciation expense was $27,942 and $11,047 for the three month periods ended June 30, 2007 and 2006, respectively. Depreciation expense was $55,519 and $20,354 for the six month periods ended June 30, 2007 and 2006, respectively.

Note 9 - Intangible Assets

Intangible assets comprised of the following at June 30, 2007:

  Domain name (with registered trademark) purchased    $  98,085
  Software products                                      474,368
                                                       ----------
                                                         572,453
  Less accumulated amortization                         (109,053)
                                                       ----------
                                                       $ 463,400
                                                       ==========

Amortization expense was $47,645 and $5,953 for the three month periods ended June 30, 2007 and 2006, respectively. Amortization expense was $68,414 and $6,628 for the six month periods ended June 30, 2007 and 2006, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

     2007:     $166,642
     2008:     $166,642
     2009:     $ 51,123

Note 10 - Related party receivable

Related-party receivable represents the amount of $100,304 in travel advances to the CEO of the Company. The amounts advanced are unsecured, non-interest bearing and due on demand. Subsequent to the quarter ended June 30, 2007, unused travel advance was returned by the CEO to the Company.

Note 11 - Prepaid expenses

The prepaid expenses comprised of the following at June 30, 2007:

     Prepaid telephone minutes             $  2,014
     Prepaid insurance                       11,420
     Prepaid welfare compensation             5,849
                                           ---------
                                           $ 19,283
                                           =========

Note 12 - Advances

The advances of $200,000 as of June 30, 2007 represent the amount made to software development companies to develop messaging platform technology for the Company.

Note 13 - Investment

In November 2005, the Company has made an investment of $1,000,000 in cash in an entity that is engaged in the internet search engine business. The Company evaluated the investment and determined that the investment is not impaired as of June 30, 2007. The investment represents approximately 10.5% of that entity.

Note 14 - Deposits

Deposits comprised of the following at June 30, 2007:

     Rent deposit         $ 44,295
     Legal retainer         50,000
                          ---------
                          $ 94,295
                          =========

Note 15 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised of the following at June 30, 2007:

     Accrued operational expenses     $ 112,922
     Accrued litigation                  72,000
     Accrued interest                     6,400
     Other liabilities                  298,274
                                      ----------
                                      $ 489,596
                                      ==========

Other liabilities are liabilities of the old parent company prior to the spin off of PeopleNet International Corporation in 2001. The old parent company was out of business in 2003, and PeopleNet International Corporation has been carrying these on its books since then. There has been no change or demand from the creditors.

Note 16 - Commitments and Contingencies

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of June 30, 2007.

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

Note 17 - Related Party Transactions

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

Note 18 - Common Stock / Options

Common Stock

In January 2007, the Company received $12,000 from subscription receivable for shares that were issued during the year ended December 31, 2006.

During the quarterly period ended March 31, 2007, the Company issued 133,520 shares of common stock for cash amounting to $801,104 and 8,334 shares for subscriptions receivable amounting to $50,000.  The Company did not have any issuance of common stock during the quarter ended March 31, 2006.

During the quarterly period ended June 30, 2007, the Company received $25,000 from subscription receivable for shares that were issued in the previous quarter, and also issued 9,167 shares of common stock against advances for shares to be issued.

During the quarterly period ended June 30, 2007, the Company issued 127,674 shares of common stock for cash amounting to $766,030 and issued 20,000 shares of common stock for services. The Company did not have any issuance of common stock during the quarter ended June 30, 2006.

On March 1, 2007 the Company engaged a consulting company to provide financial consulting services. In return the Company agreed to make a non-refundable deposit of $15,000, and issue 20,000 shares of the Company's common stock. For the successful completion of the services, a success based bonus to be granted to the adviser subject to approval by the Company's Board of Directors includes: 1) 30,000 shares of common stock, and 2) a three-year option (the "warrant") as right to purchase 250,000 shares of the Company's common stock at a price equal to 110% of the price of the Company's shares sold in the financing, to be granted at the time of issuance of such shares. On June 15, 2007 the Company issued 20,000 shares to the consulting company valued at $6 per share, with total value amounted to $120,000.

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

The Company did not grant any options during the quarter ended June 30, 2007.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2007:

                                                Weighted
                                                Average     Aggregate
                                                Exercise    Intrinsic
                                  Under Plan     Price        Value
                                 ------------   --------   -----------
  Balance, December 31, 2005       7,060,620      $0.19    $ 6,037,346
    Granted                        3,113,000       2.45
    Lapsed                        (3,995,621)      0.84
    Exercised                            -          -
                                 ------------   --------   -----------
  Balance, December 31, 2006       6,177,999      $0.91    $31,446,014
    Granted                          287,000       6.00
    Lapsed                           (42,999)      2.00
    Exercised                         (7,001)      2.00
                                 ------------   --------   -----------
  Balance, June 30, 2007           6,414,999      $1.13    $31,241,045
                                 ============   ========   ===========

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at June 30, 2007:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    6,414,999    1.93 years      $1.13       5,604,687     $0.75

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

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the three month period ended March 31, 2007 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.  The Company did not grant any options during the quarter ended June 30, 2007.

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

Significant assumptions used to estimate fair value

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

The following summary presents the warrants granted, exercised, expired and outstanding at June 30, 2007:

                                              Weighted
                                              Average     Aggregate
                                              Exercise    Intrinsic
                                Outstanding    Price        Value
                                -----------   --------   ----------
  Balance, December 31, 2005           -        $ -      $     -
                                -----------   --------   -----------
    Granted                        750,000        6.00         -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, December 31, 2006       750,000      $ 6.00   $     -
                                -----------   --------   -----------
    Granted                            -          -            -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, June 30, 2007           750,000      $ 6.00   $     -
                                ===========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at June 30, 2007:

                           Warrants
                          Outstanding                Warrants Exercisable
                           Weighted                 ----------------------
                            Average      Weighted                 Weighted
                           Remaining     Average                  Average
              Number      Contractual    Exercise     Number      Exercise
            Outstanding      Life         Price     Exercisable    Price

  Warrants     750,000    2.48 years      $6.00       750,000      $6.00

Note 19 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the three month periods ended June 30, 2007 and 2006, the Company paid income tax of $1,685 and $800 respectively. During the three month periods ended June 30, 2007 and 2006, the Company paid interest expense of $-0- for each of the periods.

Note 20 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $66,517,756 at June 30, 2007. The Company incurred a net loss of $871,840 and $8,659,783 for the three month periods ended June 30, 2007 and 2006, respectively.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2007. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are in the processing of establishing relationships with Vietnam's telecommunications authorities and the Christian Life Center and its affiliated organizations (CLC), although no assurance can be given that these relationships will be commercially meaningful. The Company has tested its products internally only on a limited scale. There can be no assurance that the Company's suite of products will prove commercially ready when tested on a larger scale by third parties. The Company has not generated significant revenue to date from its products.

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

Results of Operation

The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on further developing its software products and in creating a marketing and sales infrastructure during the three month period ended June 30, 2007. The Company released a portion of its software products during this quarterly period on a limited trial basis.

Revenues and Gross Profit (Loss)

During the three-month period ended June 30, 2007, we only generated sales of $10,062 which was mainly from the Company's VoIP product. Cost of goods sold was $17,369, which included domestic and international telecom termination charges for testing purposes, resulting in a gross loss figure of ($7,307). Revenues and cost of goods sold for the quarterly period ended June 30, 2006 were $16,970 and $23,642 respectively; resulting in a gross loss figure ($6,672).

Costs and Expenses

During the three-month periods ended June 30, 2007 and 2006, we incurred rent expenses in the amounts of $60,055 and $54,019 respectively.  We also had $228,113 in salaries and payroll taxes for the three-month period ended June 30, 2007 as compared to $270,523 for the same period in 2006. We paid professional fees in the amounts of $247,131 and $108,590 respectively for same periods in 2007 and 2006.  The professional fees for the fiscal 2007 second quarter were primarily for consultants in technology and business development and for legal fees, and included a non-cash payment of $120,000 for financial consultation; while those for the fiscal 2006 first quarter were primarily for software development and legal fees. General and administrative expenses for the quarter ended June 30, 2007 were $253,180 including $11,672 for promotional services, $29,350 for insurance, $12,505 for office expense and non-cash option charges of $107,363. The general and administration expense was $8,204,081 for the same period in 2006 which included $8,123,321 in non-cash compensation charge due to the fair market value of options vested during the quarter and the three-year extension of the expiration date of already-vested options held by the CEO, CFO and other members of the company.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2007, was $1,915,813 and net cash used in operating activities was $1,023,358 for the first six months of 2007. In the same half-year period, we purchased property and equipment plus invested into software products in aggregate of $398,684 and raised $1,683,674 from common stock sales financing activities. As of June 30, 2007, the Company had only $399,948 in cash and current liabilities of about $613,930. The Company needs to continuously raise funds for operations subsequent to the quarter ended June 30, 2007. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.  If the Company cannot raise addition funds, continuous operation can be affected.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2007, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

In the quarterly period ended June 30, 2007, the Company sold an aggregate of 127,674 shares of common stock to 15 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $6.00 per share for an aggregate proceed of $766,030.  All of the investors were accredited investors. In addition, the Company also received $124,002 as advance for 25,335 shares to be issued.

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None. The acquisition of hereUare did not require the approval of the stockholders of the Company.

Item 5. Other Information. None

Item 6. Exhibits.

See Exhibit Index on page 22 for a list of those exhibits that are incorporated by reference. The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 23
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 25
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 16, 2007 by the undersigned, thereunto duly authorized.

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
32.0 Section 1350 Certification

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarterly period ended June 30, 2007;

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

Date: August 16, 2007

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarter period ended June 30, 2007;

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

Date: August 16, 2007

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2007

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