Form 10QSB
period 2007-09-30
HEREUARE INC
filed 2007-11-19
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of November 14, 2007 is 34,084,083.

Transitional Small Business Disclosure Format (check one):     Yes [  ]     No [X]

Exhibit Index is on page 25
Total Number of Pages: 30

hereUare, Inc.
and Subsidiaries

FORM 10-QSB

For September 30, 2007

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS
  Current assets
    Cash & cash equivalents                          $  153,375
    Account receivable                                    1,196
    Inventory                                            13,922
    Prepaid expense                                     200,573
    Advances                                            194,000
                                                     -----------
      Total current assets                              563,066

  Property & equipment - net                            227,910
  Intangible assets - net                               366,364
  Deposit                                               104,295
  Investment                                          1,000,000
                                                     -----------
    Total assets                                     $2,261,635
                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses              $  532,840
    Deferred revenue                                        342
    Due to related parties                               45,951
                                                     -----------
      Total current liabilities                         579,133
                                                     -----------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                            -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,084,083 shares issued and
      outstanding                                          3,408
    Additional paid-in capital                        69,068,239
    Subscription receivable                              (33,000)
    Accumulated deficit                              (67,356,145)
                                                     ------------
      Total stockholders' equity                       1,682,502
                                                     ------------
                                                      $2,261,635
                                                     ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2007 AND 2006

                                Three-month Periods Ended   Nine-month Periods Ended
                               --------------------------  --------------------------
                                      September 30,              September 30,
                                   2007          2006          2007          2006
                               ------------  ------------  ------------  ------------

REVENUES, net                  $    11,805   $    15,771   $    27,833   $    35,734
Cost of revenues                   (11,532)      (30,395)      (45,971)      (54,037)
                               ------------  ------------  ------------  ------------
GROSS PROFIT (LOSS)                    273       (14,624)      (18,138)      (18,303)

COSTS AND EXPENSES
  Depreciation & amortization       78,747        30,823       202,680        57,805
  Rent                              75,368        48,887       194,752       156,280
  Salaries and payroll taxes       240,319       247,734       685,986       721,847
  Professional fees                155,691        80,218       492,099       422,633
  General and administrative       289,264        92,941       752,257     8,661,468
                               ------------  ------------  ------------  ------------
    Total costs and expenses       839,389       500,603     2,327,774    10,020,033
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS              (839,116)     (515,227)   (2,345,912)  (10,038,336)

OTHER INCOME (EXPENSES)
  Other expense                        -             -            (357)          -
  Interest income                      725           727         1,406         5,093
                               ------------  ------------  ------------  ------------
  Total other income                   725           727         1,050         5,093

LOSS BEFORE INCOME TAXES          (838,391)     (514,500)   (2,344,862)  (10,033,243)

INCOME TAXES                           -             -           1,849           800
                               ------------  ------------  ------------  ------------
NET LOSS                       $  (838,391)  $  (514,500)  $(2,346,711) $(10,034,043)
                               ============  ============  ============  ============
Basic & diluted weighted average
number of shares outstanding    34,018,001    17,674,632    33,881,107    17,316,932
                               ============  ============  ============  ============
Basic & diluted loss per share      $(0.02)       $(0.03)       $(0.07)       $(0.58)
                               ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

                                                      2007          2006
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(2,346,711)  $(10,034,043)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                 202,680        57,805
        Options granted for services                  358,378     8,413,773
        Issuance of shares for services               120,000           -
        (Increase) decrease in current assets:
          Accounts receivable                          (1,038)          -
          Inventory                                   (13,922)          -
          Prepaid expenses                           (162,797)        6,694
          Deposits                                    (60,650)        6,498
          Advance                                      63,539           -
    Increase (decrease) in current liabilities:
          Accounts payable & accrued expenses          74,527       (13,873)
          Deferred revenue                               (750)          -
                                                  ------------  ------------
       Net cash used in operating activities       (1,766,744)   (1,563,146)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (73,191)      (81,768)
  Purchase of intangible assets                      (299,236)     (190,000)
  Cash from acquired subsidiary                          -          474,851
                                                  ------------  ------------
    Net cash used in investing activities            (372,427)     (203,083)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable               (12,000)          -
  Proceeds from issuance of common stock for cash   2,095,438     1,034,500
  Advance to related party                             46,791      (447,505)
                                                  ------------  ------------
    Net cash provided by financing activities       2,154,229       586,995
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     15,058      (773,069)

CASH & CASH EQUIVALENTS, beginning balance            138,317     1,297,061
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $   153,375   $   523,992
                                                  ============  ============

SUPPLEMENTAL DISCLOSURES:
      Income tax payments                               1,685           800
      Interest payments                                   -             -
                                                  ============  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION
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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2006 on Form 10-KSB and amendment thereof on Form 10-KSB/A.  The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Note 4 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc., hereUare Communications Company Ltd. Vietnam and Completo Communications Corporation. All material inter-company accounts have been eliminated in consolidation.

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

Note 6 - RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the nine month periods ended September 30, 2007 and 2006.

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

Note 8 - INVENTORY

Inventories are stated at the lower of cost or market. The Company regularly reviews inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in the Company's cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. As of September 30, 2007, the Company has inventory of VoIP phones of $13,922.

Note 9 - PROPERTY AND EQUIPMENT

The property & equipment comprised of the following at September 30, 2007:

     Equipment                          $ 358,166
     Furniture                             55,737
                                        ----------
                                          413,903
     Less accumulated depreciation       (185,993)
                                        ----------
                                        $ 227,910
                                        ==========

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $47,475 and $14,011 for the three month periods ended September 30, 2007 and 2006, respectively. Depreciation expense was $102,994 and $34,590 for the nine month periods ended September 30, 2007 and 2006, respectively.

Note 10 - INTANGIBLE ASSETS

Intangible assets comprised of the following at September 30, 2007:

Domain name                        $  32,321
Software products                    474,368
                                   ----------
                                     506,689
Less accumulated amortization       (140,325)
                                   ----------
                                   $ 366,364
                                   ==========

Amortization expense was $31,272 and $16,812 for the three month periods ended September 30, 2007 and 2006, respectively. Amortization expense was $99,686 and $23,215 for the nine month periods ended September 30, 2007 and 2006, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

     2008:     $167,364
     2009:     $127,204
     2010:     $ 26,673

Note 11 - PREPAID EXPENSES

Prepaid expenses comprised of the following at September 30, 2007:

     Office rent in Vietnam                $  92,400
     Furniture for Vietnam office             13,229
     Web design in Vietnam                    57,285
     IT equipment in Vietnam                   4,064
     Other prepaid expenses                   33,595
                                           ----------
                                           $ 200,573
                                           ==========

Note 12 - ADVANCES

As of September 30, 2007, the Company has advances totaling $194,000 made to two non-related parties for developing software for the Company.

Note 13 - INVESTMENT

In November 2005, the Company has made an investment of $1,000,000 in cash in an entity that is engaged in the internet search engine business. The Company evaluated the investment and determined that the investment is not impaired as of September 30, 2007. The investment represents approximately 10.5% of that entity.

Note 14 - DEPOSITS

Deposits comprised of the following at September 30, 2007:

     Rent deposit - Santa Clara            $  41,650
     Rent deposit - Los Angeles                2,645
     Rent deposit - Vietnam                   10,000
     Attorney retainer deposit                50,000
                                           ----------
                                           $ 104,295
                                           ==========

Note 15 - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at September 30, 2007:

     Accounts payable                      $ 109,926
     Accrued payroll and commission           31,486
     Accrued litigation                       72,000
     Accrued professional fees                 8,500
     Accrued interest                          6,400
     Other accruals                            6,254
     Other liabilities                       298,274
                                           ----------
                                           $ 532,840
                                           ==========

Other liabilities are liabilities of the prior parent company incurred prior to the spin off of PeopleNet International Corporation in 2001. The prior parent company ceased its operations in 2003, and the Company has been carrying these liabilities, which are due on demand, on its books since then. The creditors of the prior parent company have not contacted the Company to demand payment.

Note 16 - COMMITMENTS AND CONTINGENCIES

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of September 30, 2007.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart which expires on March 1, 2008. Monthly payment according to this lease agreement amounts to $10,604. From March 1, 2007 to February 29, 2008 the payment pursuant to this lease agreement is $11,249.57 per month.

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
August 2007 - July 2008:     $7,243.06 per month
August 2008 - July 2009:     $7,452.57 per month
August 2009 - July 2010:     $7,692.01 per month
August 2010 - July 2011:     $7,901.52 per month

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009. The total prepaid rent amounted to $92,400 as of September 30, 2007.

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

During the three-month period ended September 30, 2007, the Company received advances from a related company in the aggregate amount of $54,670. The officer and majority stockholder of the related company is also an officer and the largest beneficial stockholder of the Company. The amount is unsecured, interest free and due on demand.

During the three-month period ended September 30, 2007, the Company advanced $5,419 in travel expenses to an officer of the Company. The amount is unsecured, interest free and due on demand.

During the three-month period ended September 30, 2007, the Company advanced an amount of $3,300 to a related company. The officer and majority stockholder of the related company is also an officer and the largest beneficial stockholder of the Company. The amount is unsecured, interest free and due on demand.

Note 18 - COMMON STOCK

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

During the quarterly period ended September 30, 2007, the Company issued 55,385 shares of common stock for cash amounting to $332,800 and $8,000 was classified to subscription receivable as a result of an investor's check that was returned for insufficient funds.  In July 2007, the Company issued 25,335 shares of common stock for $124,002 of cash already received in June 2007. During the quarter ended September 30, 2006, the Company issued 517,250 shares of common stock for cash amounting to $1,034,500 and 15,985,500 shares of common stock in connection with the acquisition of hereUare Communications.

Note 19 - STOCK OPTIONS AND WARRANTS

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

On February 22, 2006, the Company granted 700,000 options exercisable at $2 per share to one employee. 175,000 options vested immediately; 10,937.50 options shall vest monthly thereafter over the following 48 months. The employee was terminated on August 30, 2006 and all 700,000 options expired on September 30, 2006.

On March 30, 2006, the Company granted 250,000 options exercisable at $2 per share to one Director. 125,000 options vested immediately; 25,000 options shall vest on each of June 30 and December 31 of 2006 and 2007; and the last 25,000 options shall vest on March 30, 2008. The options expire on March 29, 2011.

On May 5, 2006, the Company issued a total of 1,493,000 options to 9 employees and 1 consultant of the Company. The options have an exercise price of $2 per share and they expire in 5 years. These options vest over 4 years per the schedule of 25% after 1 year of service and monthly thereafter over the next 36 months at the rate of 2.083%. One of the employees, who was granted 600,000 options, was terminated on August 15, 2006 and all of the 600,000 options expired on September 15, 2006.

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

The Company did not grant any options during the quarter ended June 30, 2007.  A total of 7,001 options were exercised in June 2007 at the exercise price of $2 per share.  The Company received cash of $14,002 in total for the exercise in June 2007 and issued 7,001 shares in July 2007.

Between August 13 and September 4, 2007, the Company issued a total of 345,000 options to 6 employees and a total of 165,000 options to 3 consultants. These options have an exercise price of $6 per share, an expiration in 5 years, and the standard 4-year vesting schedule of 25% after the first year and the remainder monthly thereafter over the next 36 months.

On August 13, 2007, the Company issued a total of 144,000 options to 3 independent directors of the Board for their services on the Board, including on the audit and compensation committees of the Board. These options have an exercise price of $6 per share, an expiration in 5 years, and a vesting schedule of 1/36th per month beginning on July 1, 2007.

The following summary presents the total of the incentive and non-statutory options under the Company's stock option plans granted, exercised, expired and outstanding at September 30, 2007:

                                                Weighted
                                                Average     Aggregate
                                                Exercise    Intrinsic
                                  Under Plan     Price        Value
                                 ------------   --------   -----------
  Balance, December 31, 2005       7,060,620      $0.19    $ 6,037,346
    Granted                        3,113,000       2.45
    Lapsed                        (3,995,621)      0.84
    Exercised                            -          -
                                 ------------   --------   -----------
  Balance, December 31, 2006       6,177,999      $0.91    $31,446,014
    Granted                          941,000       6.00
    Lapsed                           (42,999)      2.00
    Exercised                         (7,001)      2.00
                                 ------------   --------   -----------
  Balance, September 30, 2007      7,068,999      $1.58    $31,244,976
                                 ============   ========   ===========

The following summary presents the number of options outstanding and exercisable, together with their weighted average exercise prices, and the remaining contractual live of the Company's outstanding stock options at September 30, 2007:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,068,999    2.39 years      $1.58       5,678,561     $0.78

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

Significant assumptions used to estimate fair value

The fair value of options granted in the three month period ended September 30, 2007 was estimated at grant date using a Black-Scholes option pricing model and the volatility was based on the average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market.

The following assumptions were used to calculate the fair value of the 165,000 options granted to three consultants, 144,000 options granted to three independent directors of the Board, and 215,000 options granted to three employees, on August 13, 2007:

     Risk-free interest rate                         4.64%
     Exercisable price                               $6.00
     Weighted average expected life of the options   5.00 years
     Expected volatility                             28.29%
     Expected dividend yield                         0

The following assumptions were used to calculate the fair value of the 30,000 options granted to one employee, on August 21, 2007:

     Risk-free interest rate                         4.25%
     Exercisable price                               $6.00
     Weighted average expected life of the options   5.00 years
     Expected volatility                             29.23%
     Expected dividend yield                         0

The following assumptions were used to calculate the fair value of the 30,000 options granted to one employee, on August 28, 2007:

     Risk-free interest rate                         4.25%
     Exercisable price                               $6.00
     Weighted average expected life of the options   5.00 years
     Expected volatility                             30.24%
     Expected dividend yield                         0

The following assumptions were used to calculate the fair value of the 70,000 options granted to one employee, on September 4, 2007:

     Risk-free interest rate                         4.25%
     Exercisable price                               $6.00
     Weighted average expected life of the options   5.00 years
     Expected volatility                             28.24%
     Expected dividend yield                         0

The fair market value of the shares was taken as the sales price of the Company's shares to investors immediately prior to the grant of options.

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

The following summary presents the warrants granted, exercised, expired and outstanding at September 30, 2007:

                                              Weighted
                                              Average     Aggregate
                                              Exercise    Intrinsic
                                Outstanding    Price        Value
                                -----------   --------   -----------
  Balance, December 31, 2005           -        $ -      $     -
                                -----------   --------   -----------
    Granted                        750,000      $6.00          -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, December 31, 2006       750,000      $6.00    $     -
                                -----------   --------   -----------
    Granted                            -          -            -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, September 30, 2007      750,000      $6.00    $     -
                                ===========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at September 30, 2007:

                           Warrants
                          Outstanding                Warrants Exercisable
                           Weighted                 ----------------------
                            Average      Weighted                 Weighted
                           Remaining     Average                  Average
              Number      Contractual    Exercise     Number      Exercise
            Outstanding      Life         Price     Exercisable    Price

  Warrants     750,000    2.23 years      $6.00       750,000      $6.00

Note 20 - SUBSCRIPTION RECEIVABLE

The Company classifies as subscription receivable, amounts of funds that either have not been received or else have been received but not deposited in financial institutions in connection with subscriptions for the issuance of shares. The subscription receivables balance as of September 30, 2007 was $33,000.

Note 21 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $67,356,145 at September 30, 2007. The Company incurred a net loss of $2,346,711 and $10,034,043 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, focus, planned products, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Description of Business--Risk Factors Affecting Future Performance" in the amendment to annual report on Form 10-KSB/A as filed on April 30, 2007. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month and nine-month periods ended September 30, 2007. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Company Products

The Company, through its wholly-owned operating subsidiary hereUare Communications, Inc., intends to provide individuals and small to medium business enterprises with a personalized and centralized Internet platform that aggregates user needs on any Internet device. The Company's products focus on delivering simple, flexible and patent pending technologies uniquely tailored to different Internet needs or styles.

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

Results of Operation

The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on further developing its software products and in creating a marketing and sales infrastructure during the three month period ended September 30, 2007. The Company released a portion of its software products during this quarterly period on a limited trial basis.

Revenues and Gross Profit (Loss)

During the three-month and nine-month periods ended September 30, 2007, we only generated sales of $11,805 and $27,833 which were from the Company's VoIP and messaging products. Costs of goods sold were $11,532 and $45,971 for the same periods respectively, which included domestic and international telecom termination charges for testing purposes, resulting in a gross income figure of $273 and a gross loss of ($18,138) for the three-month and nine-month periods ended September 30, 2007, respectively. For the comparable three and nine-month periods a year ago in 2006, revenues were $15,771 and $35,734 while costs of goods were $30,395 and $54,037; resulting in gross loss figures of ($14,624) and ($18,303) for the three and nine-month periods ended September 30, 2006, respectively.

Costs and Expenses

During the three-month and nine-month periods ended September 30, 2007 we incurred rent expenses in the amounts of $75,368 and $194,752 respectively, while for the same three and nine-month periods a year ago in 2006 we had rent expenses of $48,887 and $156,280 respectively.  We also had $240,319 and $685,986 in salaries and payroll taxes for the three-month and nine-month periods ended September 30, 2007 as compared to $247,734 and $721,847 for the same periods in 2006. We paid professional fees in the amounts of $155,691 and $492,099 respectively for same three and nine-month periods in 2007, and $80,218 and $422,633 for comparable periods in 2006.  The professional fees for the first three quarters of 2007 were primarily for consultants in technology and business development and for legal fees; while those for 2006 were primarily for software development and legal fees. The increase was mainly due to increased technology development expenses. General and administrative expenses for the quarter ended September 30, 2007 were $289,264 including among other items $14,492 for promotional services, $28,436 for insurance, $36,502 for travel expense and non-cash option charges of $156,774. For the first three quarters of 2007, G&A expenses were a total of $752,257 which included $358,378 of non-cash option charges.  The general and administration expenses for the three and nine-month periods a year ago in 2006 were $92,941 and $8,661,468 which included non-cash option charges of $7,391 and $8,413,773 respectively.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2007, was $1,682,502 and net cash used in operating activities was $1,766,744 for the first nine months of 2007. In the same nine-month period, we purchased property and equipment in the amount of $73,192 and invested into software products in aggregate of $299,236 and raised $2,095,438 from common stock sales financing activities. As of September 30, 2007, the Company had only $153,375 in cash and current liabilities of $579,133. The Company needs to raise monies to supplement its cash on hand in order to be able to fund its current liabilities. Management expects the ongoing operations of the Company to require additional working capital as well in the next twelve months. The Company is just beginning to market its software and communication products and, while it expects to generate increased revenues in future periods, the Company expects its operations to use substantial amounts of cash, especially in the near-term as its expenses are expected to continue to exceed its gross margin. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing or another financing, and if so on attractive terms.  If the Company cannot raise addition funds, the Company's operations may be impaired and the Company may need to cease operations.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2007, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

In the quarterly period ended September 30, 2007, the Company sold an aggregate of 73,719 shares of common stock to 11 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $6.00 per share for an aggregate proceed of $442,300.  All of the investors were accredited investors. In addition, the Company also received $14,002 for the issuance of 7,001 shares pursuant to exercise of stock options.

Item 3. Defaults Under Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None. The acquisition of hereUare did not require the approval of the stockholders of the Company.

Item 5. Other Information. None

Item 6. Exhibits.

See Exhibit Index on page 25 for a list of those exhibits that are incorporated by reference. The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO, is included beginning on page 26
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO, is included beginning on page 28
Exhibit 32.0 Section 1350 Certifications, is included beginning on page 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 19, 2007 by the undersigned, thereunto duly authorized.

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
32.0 Section 1350 Certification

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarterly period ended September 30, 2007;

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

Date: November 19, 2007

/s/ Benedict Van
Benedict Van
Chief Executive Officer

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of hereUare, Inc. for the quarter period ended September 30, 2007;

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

Date: November 19, 2007

/s/ Anthony K. Chan
Anthony K. Chan
Chief Financial Officer

Exhibit 32.0

SECTION 1350 CERTIFICATIONS

We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2007

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