Form 10KSB
period 2007-12-31
HEREUARE INC
filed 2008-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer's revenues for its most recent fiscal year: $35,996

Aggregate market value of common stock held by non-affiliates at March 31, 2008:  $152,589,195 (see Note A)

Number of shares of common stock outstanding at March 31, 2008: 34,344,975

DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format (check one):     [  ] Yes     [X] No

Note A: Based upon the $9.00 price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.

Total Number of Pages: 49
Exhibit Index is on Page 46

HEREUARE,  INC.

2007 ANNUAL REPORT ON FORM 10-KSB

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

Item 1. Description of Business.

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

Discontinued Business

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

Business Overview

hereUare, Inc. ("hereUare," "HUA," or "the Company") is a diversified technology company developing Internet software and telecom solutions. The Company's key products deliver a simple, yet powerful platform, which can be uniquely tailored to different Internet needs or telecom styles.  The Company's products provide a unique online platform for users, from individuals, through small & medium businesses to larger corporate enterprises, with a personalized, all-in-one web-based solution that aggregates any user's needs, from any location, with the use of any Internet device. The innovative hereUare platform and accompanying solutions are a result of seven years of comprehensive research and development packaged into a portfolio of products, some of which utilize pioneering and involved patent pending technologies that may drastically enhance a user's Internet experience.

Uniquely different from many Internet companies, hereUare approaches the online market and wireless communications with a holistic view that focuses on daily usage patterns.  hereUare's integrated product suite consists of five primary applications as described below, and serves five primary Internet revenue segments: a) Consumers, b) Retailers, c) Advertisers, d) Small & Medium Businesses ("SMBs"), and e) Larger Enterprises.

hereUare applications:

  OneEngine, Search - a powerful and intelligent search tool that efficiently delivers applicable information from the Internet in a simple and precise presentation through its unique hereUare patent pending "relevancy search bar".  OneEngine is capable of searching over 10 billion indexed pages providing powerful information and is designed for all types of users from novice to expert.
  OneVoice, VoIP - our peer-to-peer Internet voice connection utilizes our advanced patent-pending HUA engineered "click-to-call" and "follow-me-everywhere" custom calling features.
  OneClassified, Classified Advertising - our centralized online marketplace for merchandise, jobs, real estate, automotive, etc. in local communities around the world for the buying and selling of items.
  OneMessage, e-Messaging & Groupware - a HUA web-based office tool that allows for group collaboration through emails, group emails, and shared calendars and tasks, using a concentrated common interfaced network and database.
  OneUniverse, Social Network - our HUA-designed social networking platform allows HUA site users to create, post and browse topics of interest within their communities and around the world through the use of blogs, discussion groups and social forums.

  Every HUA application is interconnected through the interchangeable functionalities of each application. For example, a user can click a phone number from a website generated from our OneEngine search to order a pizza through our OneVoice VoIP or conversely click a phone number from a user's OneMessage contact list to place a call. Both functions are enabled without the requirement for a user to insert user data or information.  This level of seamlessness is designed to increase user efficiency, while greatly enhancing the overall ease-of-use for a user.  hereUare believes there is a direct correlation between product integration and the success of a business that relies on the Internet as its point of sale.

  Background

  In 1999, hereUare Communications, Inc., a California corporation, was one of the first wireless Internet service provider (WISP) aggregators to attempt to provide wireless hotspot solutions across the United States.  In 2002, eCapital Group formed hereUare Communications, Inc., a Delaware corporation, and purchased all assets and goodwill from hereUare Communications, Inc., the California corporation.  Under hereUare's new leadership, Benedict Van, the Company amended its business model to include technologies that competitively position hereUare Communications in the thriving Internet and wireless communications marketplace.

  In September 2006, PeopleNet International Corporation acquired hereUare Communications, with hereUare Communications becoming an operating entity of PeopleNet International Corporation.  PeopleNet International Corporation is a reporting company in compliance with all the rules and regulations of the U.S. Securities & Exchange Commission (SEC).  In March 2007, People International Corporation changed its name to hereUare, Inc.

  Our Mission

  hereUare is committed to transforming communication between people, markets and communities who use them. hereUare is dedicated to designing user-friendly applications and collaborative interactive technology that includes our unique search, messaging and voice applications to facilitate mobility for online user convergence across the globe.

  The hereUare team understands the broad global and local connectivity that is required to conduct business competitively and effectively; as such we pride ourselves on providing one seamless, easy-to-use platform that limitlessly expands the communication reach of enterprises, businesses and individuals in the 21st century.

  Through the intuitive integration of various technology channels, hereUare places an all-in-one communication solution at the fingertips of its users. It is our mission to build useful online applications that collaborate with any device, anywhere, that meet and exceed the far-reaching expectations of our diverse users.

  HUA Applications and Solutions

  As a daily Web destination, hereUare intends to offer a Product Suite of four key revenue producing applications plus a social network application.  Providing a valuable sense of the style that is illustrated in the design of our applications, our desire is to present a warm and welcoming presence for any community on the Internet today. It is our intention to continue developing unique applications that provide daily relevance to any user, anytime whether it applies to our search, VoIP, or messaging technology. The direction of the Company over the past seven years is to place a premium on quick, easy and efficient online tools that enhance the online experience for any user.

  OneEngine Search

  hereUare OneEngine search solution stems from two primary design philosophies: 1) a "green" search engine that is environmental responsible and 2) a search style that's easily navigated regardless of the user's experience level.  This solution offers comprehensive and relevant search results accessing over 10 billion indexed pages.  The required software that powers OneEngine search uses less hardware than typically used by our competitors to search 10 billion indexed pages; hence, the "green" search solution which uses less energy. This equates to a lower capital requirement and operating cost; one of the product's key competitive advantages. In addition to the "green" search engine, hereUare offers a search style that categorizes the keyword search to allow further refinement without requiring the user to use a sophisticated Boolean search approach.

  OneEngine Search features:

  Dynamically generated graphical indicators of relevant content - HUA provides a unique way to indicate the level of relevancy of a search result. This allows the user to easily identify the most relevant search data results rather than reading a long list of content that is potentially not of interest or relevant to the user.
  Large search library - consisting of over 10 billion index pages, this is huge entry barrier to any new search engine.  It is time-consuming and expensive to build a library of billions of indexed pages for a competitive result which HUA has successfully and continuously developed by crawling or "spidering" over the last several years.
  More efficient scaling algorithm - requiring significantly less servers compared to the competition in the market when indexing the same number of pages.  This is achieved through advanced proprietary software and indexing algorithms.
  High relevancy - supports sophisticated search queries allowing nested Boolean format for experts, and also supports simple step-by-step searches, leading novices through categories to the most relevant information they seek.
  Search query - OneEngine query results include all common formats such as PDF, Microsoft Word, Power Point, Excel and Postscript documents.

  OneEngine search engine is supported by an advertisement server which is designed to provide the Company with a powerful revenue-generating source. With OneEngine acting as the backbone of the HUA product suite, the Company is poised to offer effective methods for advertisers to narrowly target their online marketing campaigns across hereUare's product suite and applications.

  OneVoice VoIP

  hereUare OneVoice Voice over Internet Protocol (VoIP) telephony solution, offers a peer-to-peer (P2P) connection, delivering high quality audio while requiring minimal bandwidth.  The service works over almost any Internet connection, even at dial-up access speeds.  Our OneVoice VoIP service is managed through our HUA engineered 'Softphone' a multi-media user interface that works in association with our VoIP technology.  It serves as a dialing pad for initiating calls directly from a PC to any receiving device over the Internet. The Softphone applet is downloaded from the hereUare website as a stand-alone onscreen phone.

  For versatility, the Softphone supports an external phone or headset connected to a computer for dialing and receiving calls.  The Softphone is designed to be a multi-media communication portal, which when expanded incorporates and connects to HUA applications - OneEngine, OneMessage and OneUniverse.

  hereUare does not intend to charge customers monthly fees or connection charges for OneVoice VoIP, or to require a user contract for VoIP service.  Calls made between two HUA OneVoice connections are free from anywhere in the world. For calls made outside of the hereUare community, hereUare will offer one of the most competitive international rates on the market today.

  OneVoice VoIP Features

  Peer-to-peer connection - resulting in low voice delay.
  Direct Inward Dialing (DID) - offering maximum privacy by allowing users from outside the hereUare network to reach a hereUare VoIP user without the need to give out any personal number.
  Follow-me-everywhere call forwarding capability - allowing users to direct calls to their land or mobile number, even when the computer is not online.
  Click-to-Call - a patent-pending HUA engineered technology that is capable of detecting a phone number in a web browser and allowing the OneVoice or VoIP user to initiate a call by simply clicking on the number.

  The company holds an International FCC 214 license and is telecom compliant for all tariff requirements in the United States.

  Click-to-Call and Pay-per-Call Market Opportunity

  Although the Click-to-Call (CTC) is a feature built into our OneVoice solution, the application is powerful enough to stand on its own as a unique online downloadable browser tool.  hereUare's CTC takes consumers directly to advertisers and retailers in one step by clicking on the displayed phone number resulting from a search or an advertisement.  The hereUare patent-pending CTC technology immediately connects users to their selected destination from any web page. This feature takes targeted marketing campaigns to the next level by providing a convenient way for impulse buyers and advertisers to achieve immediate satisfaction.

  The CTC feature allows hereUare to be innovative with its business proposal to advertisers by allowing a "pay-per-call" model.  According to this model, the advertisers pay only when a customer initiates a call.  The billing will be reversed so that the caller does not pay; rather the advertiser subsidizes the cost of the call. Businesses will greatly benefit from this model as it minimizes the investment risk for their advertisement dollars and provides a powerful way to capture their audience.  Consumers benefit from this convenience, while at the same time their privacy is protected, because their home numbers and personal information are shielded.  Businesses are able to self-manage the tools such that they do their own "auditing" of the efficacy of the pay-per-call advertising; thus, they improve the return on investment of their online marketing campaigns. The hereUare CTC model eliminates the click fraud experienced by many advertisers.  By including "pay-per-call" in its service offerings, hereUare expects to be able to increase VoIP and advertising revenue, plus increase market shares through push and pull marketing.

  Studies by the Kelsey Group indicate that the response rate for telephone-based ads is 8%, compared with 3% for Pay-per-Click ads.  While estimates are still unproven due to the infancy of the market, revenue from pay-per-call ads could jump from $0 in 2005 to $4 billion by 2009.  hereUare's CTC feature has the potential to change how we interconnect on the Internet and will be properly positioned to capture a significant share of this new emerging market.

  OneClassified Classified Advertising

  hereUare OneClassified, allows consumers and businesses to buy, sell, advertise, and connect to the discussion forums based on topics like business, relationships, entertainment, and shopping. hereUare OneClassified provides advertisers with simple uploading for their listings through the use of pictures and step-by-step descriptions that allow users to instantly start utilizing the services.

  OneClassified features:

  Multiple options - from a simple basic service plan to a premium package
  Self-managed listings - with simple step-by-step walkthrough and visual ad displays
  Priority Ranking - options which keep an ad on the top of the category in which it is posted to improve response and generate more advertising exposure
  Differentiating capability - allow listings with a variety of font options for ad text
  Sponsored Links - in any category, help businesses stand out

  OneMessage e-Messaging & Groupware

  hereUare OneMessage offers a powerful and simple solution for messaging with collaborative applications for the SMB market and email hosting business.  The application is a web-based design which provides SMBs with a collaborative tool to support multiple office locations in a shared-management environment.  The web-based messaging solution reduces IT overhead for businesses.

  OneMessage provides a user-friendly graphical web-based interface with instant access to information. Email messages, contacts, appointments and tasks are clearly arranged and easy to manage from almost any location, anywhere. Users are provided with a choice to assign tasks, appointments and information as private and/or public for others to view.

  In addition to providing publicly accessible basic features free of charge that are comparable to the largest email systems available from market leaders such as Yahoo and Google, our OneMessage system will also provide paid solutions for more demanding users and SMBs such as private domain names, file sharing, and calendar sharing.

  Market Opportunity

  The Internet market became a reality for North American households in 1993 and 1994, when Mosaic and Netscape browsers introduced the home-based PC market to the online world.  By 2005, nearly 210 million U.S. Internet users were online, ranking the U.S. as the country with the highest penetration rate in the world based on the number of Internet users per 1,000 people. With high adoption rates early on in the US and developed regions, rate of Internet use is now reaching  a mature level of growth for the technology, while worldwide growth rates continue to surge at impressive rates that continue to present Internet business opportunities worldwide. Outside the U.S. and developed regions, the Internet is still relatively a new frontier technology platform that new users are discovering everyday. The projection of worldwide Internet growth by eTForecasts indicates that the Asia Pacific Region is expected to significantly lead worldwide Internet expansion and will reach nearly 800 million Asia Pacific Internet users through 2010.

  In addition, wide adoption for wireless web devices such as Blackberry-like devices continues to drive the trend, thereby increasing daily Internet traffic. In 1999, 1.7% of web users worldwide accessed the web with a wireless device, and by early 2006, the worldwide wireless web use increased to 21%.  Today, as wireless access extends to greater geographical areas and with decreasing hardware costs, the trend will continue to accelerate web usage, thus forever changing business models, advertising campaigns, and how people receive information. The trend will be especially acute in developing countries that lack the infrastructure to accommodate Internet access via landline connections where inexpensive handheld devices are now readily available and are reaching into these new Internet communities and marketplaces.  Key factors that drive Internet growth will be continued price reductions in network  hardware and proliferation of Internet cafes, Internet entertainment content, e-Commerce platforms in developing countries, and Web content for wireless devices.

  With rapidly expanding web content, the Internet has emerged as the first truly global market- place, one which provides a multitude of goods and services offered by a multitude of international participants. The growth of online commerce self-perpetuates further Internet usage that drives the impetus for future changes to the Internet we know today. For example, the emergence since 2005 of Social Networking, video sharing sites, and blogging.  The rapid proliferation of web sites, content, and specialized businesses in the Internet marketplace will continuously drive the growth of new Internet users and how we use the Internet to conduct business. This persistent growth will necessitate advanced Internet tools, technologies, and services from an even wider range of Internet service aggregators, although the primary online business model has not necessarily changed over the last ten years, as revenues continue to be derived primarily from general advertising-based campaigns and targeted ads based upon user search criteria.

  Although search plays a vital role in the success of an Internet portal by generating traffic or "eye-balls", many analysts argue today that this is only a small component in attracting traffic. As the individual Internet user becomes more sophisticated, user expectations will fundamentally shift to emerging applications beyond search, to personal activities such as the use of calendars, contact files, click to connect, and other advanced services.  As competition for users increases, success will depend on the ability to create user loyalty and to retain ongoing usage of a particular website or a suite of products, such that the overall user experience is enhanced as well as user efficiency increased (Forbes Technology, May 2006).

  Total Available Market (TAM) for HUA

  The hereUare business model is comprised of four key robust and existing market applications:  Search, Classifieds, Messaging (including groupware), and VoIP.  Each of these applications serves a specific market segment and each has a specific model of usage behavior and market characteristics.  hereUare has committed its technology to becoming a market leader in each segment.

  The total available market (TAM) for our market applications indicate the growth potential of hereUare and is closely correlated to the overall growth of the existing marketplace. With expected growth rates for the our targeted applications averaging 15.5% annualized  in the U.S. over the next 4 years, hereUare is striving to accomplish rapid revenue growth and user acceptance for each of the Company's applications.

  HUA Applications and Their Market Cycle

  Based on the Internet advertising model, Internet Search is the most recognized revenue generating application.  Search revenue is primarily fueled by targeted ads and revenue from "pay for Click".  Search is expected to continue double digit growth through 2010.

  The online classified market continues to grow as users rapidly migrate to the Internet as their source for news, research, and commerce. As the number of consumers that visit the Internet increases, advertisers have followed suit, thus shifting a greater proportion of their ad dollars to the Internet from the older forms of media. It is estimated that newspaper classified revenues have fallen by as much as 40% recently in certain categories.

  Messaging, also referred to as Groupware or Collaborative software, has been widely accepted by Internet users and is now expanding to serve SMBs.  As virtual offices are established in dispersed locations to address a global work environment, the acceptance of a centralized web-based office tool is expected to create a new category of users for an old application: email. SMBs, too small to create and maintain their own communication networks, will give new life to an application that the individual user now expects for free.

  VoIP technology has advanced drastically in recent years as voice quality and call stability has improved. This trend will lead to greater market opportunities as individual consumers and businesses accept the technology as a low cost option to traditional telecom solutions.   This application is in the initial stages of growth and is expected to continue to expand in worldwide acceptance as VoIP technology is more readily understood and accepted

  Competitive Landscape

  The Internet, as an industry, is relatively new and still evolving. hereUare's technologically-integrated Product Suite offers a one-stop destination serving all of a user's Internet needs. This places hereUare in a unique position to offer a comprehensive platform with a product suite that contains the four key revenue generating applications on the Internet. The majority of Internet companies have been looking to acquisitions to expand business instead of in-house development for Internet application research which has stagnated in recent years. This presents Internet software firms an opportunity to lunch new online platforms. Conversely, at the opposite end of the spectrum, the majority of Internet companies today are niche players offering blogs, content feeds, local search, vertical searches, videos, and social networks.  These niche players are not in the same category with hereUare as their business models focus on a single application. The management of hereUare believes that its current mix of competitors include companies that have a broad-based online strategy using their landing page as a daily destination as the basis of introducing affiliated offerings or online services.

  The competitive landscape is best understood by grouping companies based on revenue, traffic and overall technology in the marketplace.  The Tier 1 companies are defined as the leaders in these areas.  The Tier 2 companies are niche players that provide a well-designed landing page using open source technologies or Application Protocol Interfaces (APIs) provided by a Tier 1 company.  The gap between the two tiers from a revenue and technology perspective is wide.  An analysis of Strengths, Weaknesses, Opportunities, and Threats (SWOT) for each tier indicates that the key difference between the tiers is technology ownership for Internet traffic and the ability to monetize or retain traffic.

  Although Tier 2 companies are growing quickly with high traffic adoption rates among users, these users are typically eager to try the next new technology and the growth for these companies may be deceiving. As a result, Tier 2 companies quickly attract a limited user base of early adopters as word spreads about "the new application that's out there" perhaps best described as the "cool factor" and acceptance by the general population usually does not occur. Tier 2 players often don't have control over the direction of their product or site development to meet user evolving demand and market trends. This in turn makes it difficult for these companies to ensure proper execution of their business plans and they are often open to challenge by open sourced community-based product development.

  hereUare with its comprehensive applications which support the company in a Tier 1 business model, may enable the Company to move into the high revenue segment in the future.

  Barriers to Entry

  Barriers to entry for Internet service and search providers are primarily the ability to create site traffic or "eyeballs" which are typically created through viral marketing and advertisements on the web. Equally important as a barrier to market entry is the need for capital or advertising revenue to fund growth or new technology which is required or even demanded by users. Retention rates of "eyeballs" are dependent on customer satisfaction with the aesthetics and the ease-of-use to achieve a successful user visit to the site.  Another obstacle is the user's previous experience with existing applications and how sites shape user perception of how it should look, feel, and work, especially among the general population of Internet users. As a result, these users are less likely to be willing or able to change as their technical skills are typically not as high as the "early adapters".  The general population of Internet users expects a minor learning curve and simplicity is the key factor to a positive experience; high customer satisfaction will ultimately lead to a return visit.

  The Internet portal is a consumer product and its brand awareness is essential to attracting site traffic. Driving sufficient traffic to a site is required in order to build up brand recognition and repeat traffic so that the site gains traction. This can be a major hurdle, which requires capital and time.

  HUA Marketing Plan

  Our marketing strategy approaches the market from three different perspectives, with the primary goal of driving adoption of hereUare's applications. Our first approach focuses on building brand awareness primarily through online advertising and eyeball acquisition of carefully placed and strategically located ads and links that draw attention to the hereUare Search page that is the Company's landing page. The HUA marketing team has identified multiple sites as co-branding partners which will host HUA search and links. As a central destination web page, the HUA landing page is designed to lead users into the company's other applications.

  The second prong for marketing HUA, is an active public relations campaign where the company and its applications are promoted through a viral marketing approach that attract interested users through word of month. Active viral marketing or viral advertising refers to marketing techniques that use pre-existing social networks to produce or increase in brand awareness, through a self-replicating or viral process using social connections and word-of-mouth or online Internet dialogue to enhance the power of online networking. Viral marketing is a unique online phenomenon that facilitates and encourages people to pass along fresh ideas, concepts and products, and therefore market a message voluntarily. Viral promotions may take the form of video clips, interactive games, images, or emails and have proven very effective in recent years, as proven by the success of YouTube, MySpace and Facebook. It is widely claimed that a satisfied customer tells an average of three people about a product or service he/she likes, and eleven people about a product or service which he/she did not like.  Viral marketing is based on this natural human behavior, and has been very useful to the online community in promoting ideas, concepts and products. NewYorkBusiness.com in a May 30, 2007 article estimated that companies will spend $900 million in the United States and $335 million overseas on advertising on social networks this year, and by 2011 worldwide ad spending is forecast to rise to $3.6 billion.

  hereUare anticipates that such online Internet dialogue among online communities will in essence create an infectious need among early adopters to use hereUare as daily destination, which will in-turn will drive advertising rates on HUA related sites and ultimately drive acceptance by the general population of Internet users for HUA applications.

  Our third approach for marking centers around the establishment of relationships with large communities for positioning HUA as the default user gateway or portal to the Internet.  This approach has been key to our go-to-market strategy to date, as described in the section below, and has enabled HUA to identify large communities of Internet users among unique demographic groups in the USA and in Asia.  This approach focuses on channel development with value-added resellers (VARs) and distributors who will offer our OneMessage messaging product line to SMBs and enterprises.

  Market Strategy

  Search, Messaging, and VoIP are three of the most highly prized tools used on the Internet today. Total search revenue is expected to reach $20 billion by 2010. VoIP revenue is predicted to grow at an average annual rate of 31% over the next five years. The revenue growth potential of HUA's Search, Messaging, and VoIP applications create the basis of our initial market entry efforts.  Our focus is to drive adoption rate for our enterprise solution by offering VoIP and messaging to large corporations, which in turn, will increase our Search traffic and vice versa.  These applications are the backbone of our online product revenue growth.

  Advertisements based on search requests are expected to continue as the leading revenue generator in the Internet Search Industry. According to a report issued in June 2007 by Emily Riley, an analyst with Jupiter Research, online advertising is expected to reach about $19 billion this year and is anticipated to reach more than $35 billion by 2012 in the US. The traffic surrounding our HUA OneEngine search application is expected to have a viral impact on our other online products, such as classifieds and Click-to-Call. The Company anticipates that our on-line applications including search and message will generate 81% of hereUare's revenue in 2008. Supporting the Company's revenue model for search is revenue derived from our VoIP technology that offers two identified revenue paths, retail voice connection and Click-to-Call advertiser listings.

  hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are attempting to established relationships with community groups in the U.S., Vietnam and China. These relationships, if established, can give us access to user gateways of a large number of users that play an essential role in the success of our commercial launch for OneEngine search, OneVoice VoIP, and OneMessage messaging applications.  Our goal is to establish these relationships on the basis of hereUare being the default user gateway.  Our marketing programs are directed toward a vertical focus through promotion with sponsorships, radio stations, bulletin board groups, and community events. These relationships are expected to drive traffic through HUA products, and the strategy is designed to attract eyeballs to the hereUare website; this can ensure a network effect that stems from self-proliferating community behavior.

  These relationships are important to our initial market plan.  In parallel to our relationships international, hereUare views each application that is promoted as an individual product with its own revenue potential.  The marketing campaigns are tailored accordingly to the behavior of each targeted market segment.  For example, the OneMessage product line is targeting SMBs and consumers; thus, it requires two different communication channels.  As a broad market strategy, our marketing plan encompasses a mix of brand awareness and sales-oriented marketing, which consists of online and offline components.  The online initiatives include banner ads across large network media and community sponsorships.  Offline initiatives include radio, print, and event sponsorships.  Also, we plan a schedule of press conferences and press releases to promote the brand name and keep it fresh in the minds of web users, industry analysts, commentators and news organizations.

  Sales-oriented marketing is intended to drive the sales of our revenue-generating products.  We plan to employ both online and offline components in our sales-focused campaign.  Online initiatives will include keyword advertisements, targeted banner advertisements, email lists, and contextual text links.  Offline campaigns will focus on direct marketing strategies that will include mailings and inserts in relevant publications.  Our direct sales team will establish channels with value-added resellers (VARs) and distributors to expand and actively reach the enterprise market with our messaging and VoIP solutions.

  International Strategy

  Uniquely positioned, hereUare's executive team has established strong working relationships with the relevant branches of the governments of Vietnam and China.  These relationships are critical to entering the Asia market, where economies are projected to continue double digit growth well into the next decade.  These relationships are a key competitive advantage for hereUare over competitors who face high barriers of entry in these markets.

  Countrywide, Vietnam and China have historically had poor telecom infrastructure. The development and establishment of VoIP as a communication alternative will meet the immediate needs of many users that cannot afford traditional telecom infrastructure.  The VoIP solution provides voice connectivity without the extra cost of data infrastructure, while it provides greater access to telecom products without a high termination fee.  With a communication infrastructure that is still under developed in these countries, VoIP is an easy, cost-efficient solution. In these countries, government approval is vital and necessary for rolling out and distributing our VoIP product solution.

  The hereUare OneMessage e-messaging application is another cost-effective solution to the communication problems that continue to exist in these countries.  The hereUare messaging system includes an email hosting solution that scales from small business to governmental level usage.  This allows the government the flexibility to support and control the development of communication tools in regions that lack investment capital.

  Branding Strategy

  The Internet is a consumer market in which brand recognition is essential to any viral marketing campaign for the attraction and retention of traffic.  Therefore, hereUare has carefully studied and selected its brand and domain name. Extensive focus group studies indicated that the hereUare name suggests and promotes a central Internet destination that serves all the needs of the user.  As a brand, the hereUare message delivers the company's mission as a one-stop destination, where any device can be used, any where, any time. "hereUare" is easily pronounced and understood by non-English speaking users, which enhances its acceptance as a global brand. Generally speaking, the Internet domain name has become a valuable commodity. As a result, it has become a serious challenge to find a name that will resonate with consumers, while serving as a company's mission. hereUare has overcome this challenge successfully, with its easily understood name and products registered and trademarked.

  Online the company plans to promote its brand through the use of sponsored links and vertical event sponsorships.  As described in the Market Entry section above, sponsorship of events in large communities similar to the Christian Life Center mirrors the viral marketing effect and creates brand awareness. In partnership or in a syndicated situation, the hereUare logo is to be used followed by the powered by hereUare tagline.

  Intellectual Property

  We rely on a combination of patent, trademark, copyright, and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.  We license our search technology on a non-exclusive royalty-bearing basis; our license expires, unless renewed by agreement with the licensor, in October 2016. Trademarks which we own or license include "hereUare".

  The Company has been granted two US patents:

  Granted February 2006 - method and system for simulating multiple independent client devices in a wired or wireless network;
  Granted February 2007 - system for distributed network authentication and access control.

  The Company has not included the use of the technology covered by these two patents in its current plans.

  We have U.S. patents pending covering aspects of our OneSearch and OneVoice applications, which we cannot be sure will be granted or if they are granted will be valid and enforceable and of a scope to cover aspects of commercial importance. We cannot predict whether the failure to obtain these patents or the invalidation of any patents we obtain would result in the introduction of competitive products which would adversely affect our future revenues. We presently intend to pursue any infringement of patents which issue from these applications either by litigation, arbitration, or negotiation. However, there can be no assurance that any of our patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged.

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

  Our business could be adversely affected by significant changes in government policies and regulations controlling the industry in which we operate.

  The revenues of our business may be substantially derived from contracts with international governments and foreign companies, and that the growth of our business may depend on our procurement of government contracts. Accordingly, changes in domestic and foreign government policies or international regulatory constraints could directly affect the financial performance of our business.  Among the factors that could adversely affect our business are:

  changes in fiscal policies or decreases in available government funding;
  changes in government programs or applicable requirements;
  the adoption of new laws or regulations or changes to existing laws and regulations;
  changes in political or social attitudes with respect to our industry, and potential delays or changes in the government appropriations process.

  These and other factors could cause governments and governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on the business, financial condition and results of operations of our business.

  Employees

  As of March 31, 2008, we have twenty full-time and four part-time employees.

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

  We have never been profitable. In fact, during both fiscal 2007 and 2006, we were not even able to operate with a gross profit. There can be no assurance that we will ever generate a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.

  We expect to incur operating losses for the foreseeable future.

  Some of our products are still in the developmental stage, and prior to completing the commercialization of our products, we anticipate that we may incur operating expenses without realizing substantial revenues.  We therefore expect to incur losses into the foreseeable future.

  If we are unable to manage our projected growth, our prospects may be limited and our potential for profitability may be adversely affected.

  We intend to expand our sales and marketing, and research and development programs.  Rapid expansion may strain our managerial, financial and other resources.  If we are unable to manage our projected growth, our business, operating results and financial condition could be adversely affected.  Our systems, procedures, controls and management resources also may not be adequate to support our future operations.  We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies and result in reduced prospects for our company.

  We are materially dependent on acceptance of our products in development by our target markets.  If our products, when commercially ready, are not accepted, our revenues will be adversely affected and we may not be able to generate revenue from these markets.

  The target markets for our technologies and products in development will principally include consumers, retailers, advertisers, small to medium businesses, and enterprises. If our products in development are not widely accepted by these markets, we may not be able to generate sales of our products into these markets.  Technology for the Internet evolve quickly as compared to other industries, if technology evolves beyond the capabilities of our products, the market may not accept our products.

  Our dependence on our research and development team for key components of our platforms and delivery systems could delay the launch of our products and reduce acceptance rates of our products.

  We depend on our research and development department for the delivery of components integral to our systems.  Our reliance on these teams creates risks related to our potential inability to launch our systems.  Specifically, we depend or may in the future depend on these teams to write software code to power our systems.  Any interruption of our technology development could significantly delay the introduction or update our products and have a material adverse effect on our revenues, profitability and financial condition.

  Defects in our systems could reduce demand for our products and result in delays in market acceptance and injury to our reputation.

  Complex software systems and technologies used in our products may contain undetected defects that are subsequently discovered at any point in the lifecycle of our products.  Defects in our products may result in a loss of sales, delay in market acceptance, loss of opportunity or other economic loss to our customers, and injury to our reputation and increased costs to remedy interruptions in our service or products.

  We depend on our technology and products which incorporate our technology.  The loss of access to this technology as a result of intellectual property claims or otherwise would terminate or delay the further development of our products, injure our reputation or otherwise impair our viability as a company.

  We rely on technologies that we acquired or developed through our proprietary research and development efforts.  The loss of these technologies for any reason would seriously impair our business and future viability.  If we are required to enter into license agreements with third parties for replacement technologies, and assuming such licenses are even available to us, we could be subject to high royalty payments.  In addition, any defects in our technology or any technology we may license in the future could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation and results of operations.

  We may be unable to adapt or upgrade our technologies and products as the markets in which we compete evolve, which would leave us at a significant competitive disadvantage.

  The Internet and online marketplace is rapidly evolving as new technologies are developed to create unforeseen needs.  We may be unable to adapt or upgrade our technologies, or otherwise invent and develop new technologies, to meet theses competitive technologies. If we cannot develop new more sophisticated or advanced technologies and systems, or interface with newly developed technologies from our competitors our business could suffer serious harm to its reputation and could negatively impact our results of operations.

  We have few capital resources and will be dependent upon future financing to generate the cash necessary to operate our business. Should we fail to raise such financing, we may be forced to cease operations.

  We currently have very little cash on hand. Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking substantial financing to launch our products and services, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial funding for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition.

  We will need to raise additional capital, which will be dilutive to our current shareholders.

  We will need to raise additional funds in order to advance our business plan, and to carry out a full scale commercialization of our products. To the extent we need to raise additional capital, we may do so in the near future, if conditions in the markets are favorable.  If and when we achieve initial market acceptance our technologies and products, we may desire to attempt to accelerate our growth to take advantage of increasing demand and raise additional capital at that time as well. Any additional capital could take the form of equity or debt financing. In addition, any future equity financing will be dilutive to shareholders.

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

  As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, any of which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.

  If we are unable to protect our intellectual property, or obtain patents for the technologies we are currently researching, we may lose a competitive advantage or incur substantial litigation costs to protect our rights and we be unable to protect our intellectual property rights.

  Our future success depends in part upon our proprietary technology.  Our protective measures, including future patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights.  We are in the process of filing patent applications for our technologies and although we do not currently foresee issues arising as a result of our pending patents, there can be no assurance that any of these patents will be issued or that patents will not be challenged.  Established companies in our industry generally are aggressive in attempts to block new entrants to their markets, and our products, if developed and commercialized, may interfere (or may be alleged to interfere) with the intellectual property rights of these companies.  Our viability will depend on its products not infringing patents that we expect would be vigorously prosecuted.  Furthermore, the validity and breadth of claims in our technology patents involve complex legal and factual questions and, therefore, are highly uncertain.  Even if we are granted patents relating to our technology, there can be no assurance that we would be able to successfully assert our patents against competing products.  Once we receive a patent, the scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products.  The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive.  In addition, any future patents which we may file may be held invalid upon challenge; others may claim rights in or ownership of our patents.

  We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.

  Our ability to enforce our patents, copyrights, software licenses, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. In addition, governments may adopt regulations or courts may render decisions requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

  If we are unable to retain our existing senior management and key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

  We are substantially dependent on the continued services of our senior management, including our chief executive officer, Benedict Van, and our chief technical officer (name withheld due to privacy purposes). These individuals have acquired specialized knowledge and skills in the Internet industries and our business operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. The competition for such executives and for other highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

  Our directors and executive officers may experience conflicts of interest which may detrimentally affect our business development activities and our results of operations.

  Our principal executive officers and directors, also serve in capacities at other companies that may be a direct or indirect conflict to our business.  They may also be inventors or visionaries of our technologies.  To the extent that our interests diverge from those of the other companies our executive officers and directors may become subject to conflicts of interest which could lead them to make decisions which are not necessarily in the best interests of our other stockholders.  This could result in material adverse consequences to our company, its value and the value of your investment in the Company.

  We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

  We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and enhance the synergies between our products, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.

  We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic when we launch our products and services.

  Our products and services have only been tested on a limited basis. As we launch our products and services through our marketing campaign, we expect Internet traffic to our websites to significantly increase over a short time.  We have very limited experience in handling a heightened traffic level by our hardware and customer service operations. Our future will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards and to improve the performance and reliability of our products and services. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

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

  Our online operations are subject to security risks and systems failures.

  Security risks.

  Online security breaches could materially adversely affect our collective businesses, financial condition, or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our consumers' transaction data. In addition, experienced programmers or "hackers" may attempt to misappropriate proprietary information or cause interruptions in our services which could require us to expend significant capital and resources to protect against these problems.

  Other system failures.

  The uninterrupted performance of our computer systems is critical to the operations of our Internet sites. We may have to restrict access to our Internet sites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our Internet site and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our Internet sites must, in the future if we grow, accommodate a high volume of traffic and deliver regularly updated content. Our sites have, on occasion, experienced slower response times and network failures. These types of occurrences in the future could cause users to perceive our web sites as not functioning properly and therefore induce them to frequent Internet sites other than ours. In addition, our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our Internet sites due to Internet service providers' system disruptions or similar failures unrelated to our systems.

  We may be exposed to liability over privacy concerns.

  Despite the display of our privacy policy on our website, any penetration of our network security or misappropriation of our customers' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation, which could divert management's attention from the operation of our business and result in the imposition of significant damages. In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. Congress enacted the Children's Online Privacy Protection Act of 1998. The Federal Trade Commission recently promulgated final regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the regulations under this act will make it more difficult for us to collect personal information from some of our customers. Any failure to comply with this act may make us liable for substantial fines and other penalties. We could also incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

  Our management owns or controls a significant number of the outstanding shares of Common Stock and will continue to have significant ownership of its voting securities for the foreseeable future.

  Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 50.9% of our issued and outstanding capital stock as of December 31, 2007.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

  limit shareholders' ability to elect or remove directors;
  delay or prevent a change in the control;
  impede a merger, consolidation, take over or other transaction involving the Company; or
  discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

  We do not intend to pay dividends in the foreseeable future.

  We have never paid cash dividends.  We do not anticipate that we would pay cash dividends in the foreseeable future.  Instead, we intend to retain future earnings, if any, for reinvestment in its business and/or to fund future acquisitions.  You should not invest in our securities in the anticipation of receiving dividends.

  Item 2. Description of Property.

  On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart for approximately 4,900 square feet of space in the Techmart building located at 5201 Great America Parkway, Santa Clara, California. This lease is expiring on April 30, 2008, and the current rent payment is approximately $11,000 per month.

  On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart for approximately 2,700 square feet of additional space in the same building. This lease expires on June 15, 2011 and current rent payment is approximately $7,000 per month.

  On January 28, 2008, the Company entered into a 5-year lease agreement with 1061 Terra Bella Associates, LLC for approximately 17,000 square feet of office space at 1061 Terra Bella Avenue in Mountain View, California.  This lease expires on February 28, 2013 and rent expense is approximately $23,000 per month beginning in May 2008.  The Company will be headquartered at this location.  We plan to sublease the space at the Techmart for the remainder of that lease term.

  Item 3. Legal Proceedings.

  No lawsuits or proceedings are currently pending against hereUare.

  Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

  PART II

  Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

  Market Information

  There is currently no active market for our securities.

  Holders

  As of December 31, 2007 there were 292 holders or record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

  In the quarterly period ended December 31, 2007, the Company sold an aggregate of 159,948 shares of $0.0001 par value common stock to 25 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. Within this transaction, 5,001 shares were sold at $6 per share and 154,947 shares were sold at $9.00 per share for an aggregate proceed of $1,424,527. All of the investors were accredited investors.

  Registrant Share Purchases

  There were no purchases made by or on behalf of Registrant or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrant's $0.0001 par value common stock during the fourth quarter of fiscal 2007.

  Item 6. Management's Discussion and Analysis or Plan of Operation.

  The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the Company's as of and for the fiscal years ended December 31, 2007 and 2006. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

  This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement did not have a significant impact on the consolidated financial statements.

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

  These Company's most critical accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

  Results of Operation

  hereUare, whose name was changed from PeopleNet International Corporation on March 26, 2007 to hereUare, Inc., was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and PSCT distributed its shares of hereUare to the shareholders of PSCT as of the record date of January 16, 2002. Throughout the year ended December 31, 2007, the Company was primarily developing products and was not generating revenues.

  Revenues and Gross Profit (Loss)

  During the year ended December 31, 2007, we only generated sales of $35,996 which was mainly from the Company's VoIP product. Cost of goods was  $56,776 which included domestic and international telecom termination charges for testing purposes, resulted in a gross loss figure of ($20,780).  Revenue for the year ended December 31, 2006 was $38,118 and cost of goods was $77,328 resulting in a gross loss of ($39,210).  Development of our Internet software technologies has generally been completed as of yearend 2007, and we will attempt to market our products beginning in 2008.  However, there can be no assurance that we can generate significant sales from such attempts.

  Costs and Expenses

  For the year ended December 31, 2007 our depreciation and amortization expenses were $297,932 and $97,041 for the years ended December 31, 2007 and 2006.  The increase was due to equipment and software purchased towards the end of fiscal 2006, thereby causing higher depreciation and amortization expenses in 2007.

  Our rent expenses were $278,452 and $216,435 for the years ended December 31, 2007 and 2006.

  Our payroll expenses were $956,820 which reflected a slight increase in engineering and marketing staff as compared to $911,095 for the previous year.  For the year ended December 31, 2007, we also incurred professional fees of $700,135 which included $158,041 for legal, $55,486 for accounting, $336,119 in consulting fees for software engineering and business consultation, and $120,000 of non-cash compensation for financial advisory services. In the prior year, we had professional fees in the amount of $551,236 which included $170,360 for legal, $90,265 for accounting, $270,191 in consulting fees for software engineering and business consultation.

  General and administrative expenses for the year ended December 31, 2007 were $1,785,135 which included $1,192,618 in non-cash option expenses estimated by using a Black-Scholes option pricing model, $107,468 for insurance premiums, $207,920 for travel and entertainment, $59,740 for advertisement, $43,605 for phone, $25,705 for broadband services, $29,680 for supplies and $24,000 for R&D expense.  G&A expenses for the previous year were $11,674,758 which included non-cash option expenses in the amount of $10,044,900 and also a non-cash expense of $1,238,303 due to issuance of a warrant to purchase 750,000 shares of the Company's stock at $6 per share. The warrant was issued as a settlement of a dispute between the Company and three related stockholders involving, among other items, whether the stockholders had previously purchased a 1,000,000 share warrant. Other components of G&A expenses include $61,561 for insurance, $25,144 for Internet services and $24,576 for travel.

  As a result of foregoing factors, our net loss was ($4,039,533) for the year ended December 31, 2007, as compared to ($13,484,750) for the year ended December 31, 2006. Net loss per share decreased to ($0.12) in 2007 from ($0.63) in 2006, while weighted average number of shares outstanding increased to 33,967,404 by the end of the year 2007 from 21,431,409 of a year ago.

  Liquidity and Capital Resources

  Net cash flow for the twelve months ended December 31, 2007 was a positive $567,521. There was a net inflow of $3,486,965 from financing activities. Cash flow from operating activities was a negative ($2,319,884) on a consolidated basis while net cash used in investing activities was ($599,560).

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

  As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. During fiscal 2007, the Company raised approximately $3.5 million from the sale of approximately 0.5 million shares while during fiscal 2006 the Company raised approximately $1.4 million from the sale of approximately 0.6 million shares. The independent auditor's report on the Company's December 31, 2007 financial statements included in this report states that there is substantial doubt about our Company's ability to continue as a going concern. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

  Off-Balance Sheet Arrangements

  We have no off-balance sheet arrangements.

  Item 7. Financial Statements.

  The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 30 through 46 of this report.

  Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

  Item 8A(T). Controls and Procedures

  (a) Disclosure Controls and Procedures.

  Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

  Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2007, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

  (b) Internal Control over Financial Reporting.

  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

  Based on the assessment using those criteria, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective. Our assessment takes into consideration that we currently have little or no revenue and inventory so that the impact of revenue recognition and inventory write-down policies and controls has not been material to our financial reporting. We currently maintain our books using QuickBooks and we intend to switch as our business grows.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report on internal control over financial reporting in this annual report.

  There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal 2007 fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, such control.

  Item 8B. Other Information.

  None.

  PART III

  Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

  Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

  MANAGEMENT

  Directors and Executive Officers

  The following table sets forth, as of December 31, 2007 the names and ages of all of our directors and executive officers and all positions and offices held. All directors hold office until such director's successor is elected and qualified. Each officer serves at the pleasure of the board and may be removed at any time by a vote of a majority of the authorized directors.  It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. However, any of the above directors or executive officers could resign and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

Name	Age	Position with the Company
Benedict Van	47	Chief Executive Officer, Chairman of the Board of Directors
Anthony K. Chan	53	Chief Financial Officer, Director and Secretary
James McCargo	56	Director
David A. Brewer	55	Director
Gregory B. Pelling	49	Director

  The board of directors has appointed committees of the board on June 25, 2007 including a compensation committee and an audit committee. The members of both which are all of the committees are the Company's independent directors, Messrs. Brewer, McCargo, and Pelling.

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

  Anthony K. Chan. Mr. Chan has served as our Chief Financial Officer and Director since December 2005. Previously, from February 2002 through July 2003, he was the President, Chief Operating Officer and Director.  In July 2005 Mr. Chan co-founded Golden Gate China Acquisition Corporation, which focuses on M&A and PIPE transactions in China.  He also served as the CEO of Pacific Systems Control Technology, the former parent company of PeopleNet International from 1997 to February 2003. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Group of Companies, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate technology transfer contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by Bank of America as an economic forecaster. Mr. Chan received his MBA and BA degrees from the University of California at Berkeley.

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

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company typically files these reports on behalf of its directors and officers, based on information provided by them.  Except as noted  below, the Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2006 fiscal year.  Forms 4 for Benedict Van and eCapital Group were not timely filed covering four transactions and instead a Form 5 was filed.

  Code of Ethics

  The Company has adopted on June 25, 2007, a code of business conduct and ethics that applies to its executive officers as it institutionalizes corporate governance procedures.

  Audit Committee Financial Expert

  The Company established committees of its board of directors on June 25, 2007, including an audit committee.  The board of directors has determined that independent director David A. Brewer qualifies as a financial expert and has elected him on June 25, 2007 as the chairperson of the board's audit committee.

  Item 10. Executive Compensation

  The following table sets forth the compensation paid by the Company to its officers and directors for services rendered during the periods indicated. No other executive officer received compensation in excess of $100,000 during the specified periods.

Name	Position	Year	Salary	Directors Fees Earned or Paid in Cash	Option Awards (1)(4)	Other Compensation	Total
Benedict Van	Chief Executive Officer & Chairman of the Board & Director	2007 2006 2005	$120,000 $115,000 None	None None None	None $5,212,375 (2) None	None $20,000 $42,616 (5)	$120,000 $5,347,375 $42,616
Anthony K. Chan	Chief Financial Officer & Secretary & Director	2007 2006 2005	$120,000 $90,000 None	None None None	None $1,158,306 (2) None	None $25,870 (6) $6,538	$120,000 $1,274,176 $6,538
James McCargo	Director	2007 2006 2005	None None None	None None None	$85,484 $68,033 (3) None	$12,000 $24,000 $15,000	$97,484 $92,033 $15,000
David A. Brewer	Director	2007 2006 2005	None None N.A.	None None N.A.	$109,907 $144,911 N.A.	None None N.A.	$109,907 $144,911 N.A.
Gregory B. Pelling	Director	2007 2006 2005	None None N.A.	None None N.A.	$97,696 $146,470 N.A.	None None N.A.	$97,696 $146,470 N.A.

  (1) Values of option awards granted in 2007 and 2006 were estimated at award date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate as quoted by US treasury bond yield for similar duration, dividend yield of 0%, expected weighted average option life of 4 to 5 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market.

  (2) Value estimated due to a 3-year extension of options granted to the holder in 2002 which would have expired in May 2006.

  (3) Including $56,873 in value estimated due to extension of options as describe in above note (2).

  (4) As of December 31, 2007, Mr. McCargo held 422,000 options, Mr. Brewer held 304,000 options and Mr. Pelling held 298,000 options.

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

  Our outside directors currently receive no directors fees but instead receive an option grant upon their joining the board.  Both Mr. Pelling and Mr. Brewer received five year option grants during fiscal 2006 for 250,000 shares at $2.00 per share, half of which were immediately vested with 25,000 options vesting on each of June 30 and December 31 of 2006 and 2007 and the remaining 25,000 vesting on February 13, 2008, and March 30, 2008, respectively,  the anniversary dates of their joining the board of directors. On June 25, 2007, our board appointed our three independent directors (Brewer, McCargo and Pelling) to the audit committee and the compensation committee. For their services on such committees of the board over the next three years, the three independent directors were granted a total of 144,000 options that vest over a 36-month period and exercisable at $6.00 per share.  The options described in this paragraph represent all options granted to our independent directors in fiscal years 2007 and 2006.

  The following table shows certain information with respect to unexercised options held on December 31, 2007, by the named executive officers:

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option Exercise Price	Option Expiration Date
Benedict Van, Chief Executive Officer, Chairman of the Board, and Director	2,699,999	0	$0.08	5/18/2009
Anthony K. Chan, Chief Financial Officer and Director	600,000	0	$0.08	5/18/2009

  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The following table sets forth, as of March 31, 2008, certain information with respect to stock ownership of:

    all persons known by us to be beneficial owners of 5% or more of our outstanding shares of $0.0001 par value Common Stock;
    each director and officer; and
    all directors and officers as a group.

  The table assumes a total of 34,344,975 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of March 31, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Name and Address of Beneficial Owner (8)	Number of Shares of Common Stock (9)	Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	13,769,886	40.09%
PeopleWeb Communications, Inc. (1)	3,060,229	8.91%
Adel M. Ali	3,260,000	9.49%
Benedict Van (director and executive officer) (1)	2,886,358 (2)	7.79%
Anthony K. Chan (director and executive officer)	849,146 (3)	2.43%
James McCargo (director)	392,833 (4)	1.13%
David A. Brewer (director)	391,500 (5)	1.13%
Gregory B. Pelling (director)	264,667 (6)	0.76%
All Directors and Officers as a group (5 persons)	4,784,504 (7)	12.41%

  (1) Mr. Van is also the controlling person of eCapital Group, Inc. ("eCapital"), and through eCapital he also controls  PeopleWeb Communications, Inc. ("PeopleWeb"). Mr. Van disclaims beneficial ownership of the Company shares owned by eCapital and PeopleWeb. His pecuniary interest in the Company's shares, based on his percent ownership of such entities would be approximately 12,385,000 and 1,826,000 shares, respectively. Mr. Van is the sole director of eCapital and the sole director of PeopleWeb. Including his pecuniary interest in such entities and his options described in Note (2) below, Mr. Van would beneficially own 17,097,358 shares which is 46.2%.

  (2) Includes 2,699,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008.

  (3) Includes 600,000 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008.

  (4) Includes 392,833 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008.

  (5) Includes 266,500 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008.

  (6) Includes 264,667 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008.

  (7) Includes 4,223,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2008. This total excludes shares of ECapital Group, Inc. and PeopleWeb Communications which Mr. Van may be deemed to beneficially own per note (1). Including his pecuniary interest in such entities, officer and directors as a group would beneficially own 18,995,504 shares which is 49.3%.

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

  Securities Authorized for Issuance under Equity Compensation Plans

  As of December 31, 2007, the table below provides the indicated information with respect to compensation plans.

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
Plan Category                  and rights         and rights         in column(a))
-----------------------------  -----------------  -----------------  --------------------
Equity compensation plans
approved by security holders          -                 -                 -

Equity compensation plans not
approved by security holders      7,436,999         $1.86             11,563,001
                                  =========         =====             ==========

  Item 12. Certain Relationships and Related Transactions and Director Independence.

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

  Using the standard for independence promulgated by The Nasdaq Stock Market, Inc., each of Messrs. McCargo, Brewer and Pelling are independent.  Each of Messrs. Van and Chan are not independent.

  Item 13. Exhibits.

  (a) Exhibits and Index of Exhibits.

  See Index to Exhibits on page 46 of this Form 10-KSB.

  Item 14. Principal Accountant Fees and Services.

  During the years ended December 31, 2007 and 2006, the following audit fees were paid to Kabani & Company, Inc.. There were no tax or other fees paid.

       Description of Services          2007        2006
                                   ----------  ----------
     Audit Fees                    $  45,500   $  45,500
     Audit-Related Fees                 -           -
     Tax Fees                           -           -
     All Other Fees                     -           -
                                   ----------  ----------
          Total                    $  45,500   $  45,500
                                   ==========  ==========
  The audit fees for 2007 were pre-approved by the audit committee.

  SIGNATURES

  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: April 15, 2008

  hereUare, Inc.
  By: /s/ Benedict Van
  Benedict Van
  Chairman of the Board and Chief Executive Officer
  (Principal Executive Officer)

  POWER OF ATTORNEY

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van Benedict Van	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 15, 2008
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Financial Officer (Principal Financial Officer) and Member of the Board of Directors	April 15, 2008
By: /s/ James McCargo * James McCargo	Member of the Board of Directors	April 15, 2008
By: /s/ David A. Brewer * David A. Brewer	Member of the Board of Directors	April 15, 2008
By: /s/ Gregory B. Pelling * Gregory B. Pelling	Member of the Board of Directors	April 15, 2008
* By Anthony K. Chan, attorney-in-fact

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders
  hereUare, Inc.
  (formerly known as PeopleNet International Corporation)

  We have audited the accompanying balance sheet of hereUare, Inc. (formerly known as PeopleNet International Corporation) as of December 31, 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of hereUare, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2007 of $69,048,968 including net losses of $4,039,533 for the year ended December 31, 2007. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Kabani & Company, Inc.

  CERTIFIED PUBLIC ACCOUNTANTS

  Los Angeles, California
  March 20, 2008

  HEREUARE, INC. AND SUBSIDIARIES
  (formerly PeopleNet International Corporation)
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2007

                           ASSETS
                         ------

CURRENT ASSETS:
  Cash & cash equivalents                     $    705,839
  Inventory                                         21,811
  Prepaid expenses                                 165,763
  Related party receivable                          11,248
  Advances                                         170,000
                                              ------------
    Total current assets                         1,074,661
                                              ------------

PROPERTY AND EQUIPMENT - NET                       399,893
INTANGIBLE ASSETS - NET                            326,261
DEPOSITS                                           106,990
INVESTMENT                                       1,000,000
                                              ------------
         Total Other Assets                      1,833,144
                                              ------------
TOTAL ASSETS                                  $  2,907,805
                                              ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $    399,439
  Deferred revenue                                     247
                                              ------------
    Total current liabilities                      399,685
                                              ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    34,239,864 shares issued and
    outstanding                                      3,424
  Additional paid in capital                    71,606,663
  Subscription receivable                          (53,000)
  Accumulated deficit                          (69,048,968)
                                              ------------
    Total Stockholders' Equity                   2,508,119
                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  2,907,805
                                              ============

  The accompanying notes are an integral part of these consolidated financial statements.

  HEREUARE, INC. AND SUBSIDIARIES
  (formerly PeopleNet International Corporation)
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                     For The Year Ended
                                                         Dec 31,
                                                   2007           2006
                                              -------------  ------------

REVENUES                                      $      35,996  $     38,118
COST OF GOODS SOLD                                   56,776        77,328
                                              -------------  ------------
  Gross Profit (Loss)                               (20,780)      (39,210)

OPERATING EXPENSES
  Depreciation and amortization                     297,932        97,041
  Rent                                              278,452       216,435
  Salaries and payroll taxes                        956,820       911,095
  Professional fees                                 700,135       551,236
  General and administrative                      1,785,135    11,674,758
                                              -------------  ------------
    Total Costs and Expenses                      4,018,475    13,450,565
                                              -------------  ------------
LOSS FROM OPERATIONS                             (4,039,255)  (13,489,775)

OTHER INCOME (EXPENSE)
  Other expense                                        (357)         -
  Interest income (expense)                           1,928         5,825
                                              -------------  ------------
            Total Other Income                        1,571         5,825
                                              -------------  ------------

LOSS BEFORE INCOME TAXES                      $  (4,037,684) $(13,483,950)

PROVISION FOR INCOME TAXES                            1,849           800
                                              -------------  ------------
NET LOSS                                      $  (4,039,533) $(13,484,750)
                                              =============  ============

Basic & diluted weighted average number
  of common stock outstanding                    33,967,404    21,431,409
                                              =============  ============

Basic and diluted net loss per share          $       (0.12) $      (0.63)
                                              =============  ============

  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

  The accompanying notes are an integral part of these consolidated financial statements.

  HEREUARE, INC. AND SUBSIDIARIES
  (formerly PeopleNet International Corporation)
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                    Common Stock
                                -----------------   Additional  Subscrip-     Deferred                       Total
                                 Number              Paid-In       tion     Compensation   Accumulated    Stockholders'
                                of shares  Amount    Capital    Receivable     Charges       Deficit     Equity(Deficit)
                               ----------  ------  -----------  ----------  ------------  -------------  ---------------
Balance, as of

January 1, 2006                17,086,499  $1,709  $21,753,237  $ (51,000)  $   (90,318)  $(20,714,886)  $      898,742
                               ----------  ------  -----------  ----------  ------------  -------------  ---------------

Shares issued for cash            582,669      58    1,426,942    (12,000)         -              -           1,415,000

Shares issued against advance
  for shares to be issued          50,000       5      118,995     51,000          -              -             170,000

Shares issued in acquisition
  of hereUare Communications   15,985,500   1,599   31,969,401       -             -       (30,809,799)       1,161,201

Amortization of deferred
  compensation charges               -       -            -          -           90,318           -              90,318

Option expenses                      -       -       9,954,582       -             -              -           9,954,582

Issuance of warrant in
  dispute settlement                 -       -       1,238,303       -             -              -           1,238,303

Net loss for the year                -       -            -          -             -       (13,484,750)     (13,484,750)
                               ----------  ------  -----------  ----------  ------------  -------------  ---------------
Balance, as of
December 31, 2006              33,704,668  $3,371  $66,461,460  $ (12,000)  $      -      $(65,009,435)  $    1,443,396
                               ==========  ======  ===========  ==========  ============  =============  ===============

Shares issued for cash            508,195      51    3,513,912    (53,000)         -              -           3,460,963

Cash received for subscription
  receivable from 2006               -          -         -        12,000          -              -              12,000

Shares issued for exercise
  of stock options                  7,001       1       14,001       -             -              -              14,002

Shares issued for services         20,000       2      119,998       -             -              -             120,000

Write-off of old liability           -          -      304,673       -             -              -             304,673

Option expenses                      -          -    1,192,618       -             -              -           1,192,618

Net loss for the year                -          -         -          -             -        (4,039,533)      (4,039,533)
                               ----------  ------  -----------  ----------  ------------  -------------  ---------------
Balance, as of
December 31, 2007              34,239,864  $3,424  $71,606,663  $ (53,000)  $      -      $(69,048,968)  $    2,508,119
                               ==========  ======  ===========  ==========  ============  =============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

  HEREUARE, INC. AND SUBSIDIARIES
  (formerly PeopleNet International Corporation)
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                               2007            2006
                                                         -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $  (4,039,533)  $(13,484,750)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                            297,932         97,041
      Issuance of shares for services                          120,000           -
      Deferred compensation charges                               -            90,318
      Warrants granted for dispute settlement                     -         1,238,303
      Issuance of stock options for compensation             1,192,618      9,954,582
      Write off old liability-noncash                          304,673           -
      (Increase) decrease in current assets:
          Account receivable                                      -           (28,553)
          Inventory                                            (21,811)          -
          Other assets                                        (127,829)      (227,312)
          Deposits                                             (63,345)        56,498
          Advances                                              87,539           (840)
          Related party receivable                             (10,408)          -
      Increase (decrease) in current liabilities:
          Accounts payable & accrued expenses                  (58,875)         4,024
          Deferred revenue                                        (845)         1,092
                                                         -------------   ------------
      Net cash used in operating activities                 (2,319,884)    (2,299,601)
                                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (298,251)      (391,767)
  Purchase of software                                        (301,309)          -
  Cash from acquired subsidiary                                   -           474,851
                                                         -------------   ------------
  Net cash provided by (used in) investing activities         (599,560)        83,084
                                                         -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subsciption receivable                          12,000           -
  Proceeds from issuance of common stock for cash            3,474,965      1,415,000
  Receipt from (advance to) related parties                       -          (357,230)
                                                         -------------   ------------
      Net cash provided by financing activities              3,486,965      1,057,770
                                                         -------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             567,521     (1,158,743)
CASH & CASH EQUIVALENTS, beginning balance                     138,317      1,297,060
                                                         -------------   ------------
CASH & CASH EQUIVALENTS, ending balance                  $     705,839   $    138,317
                                                         =============   ============

SUPPLEMENTAL DISCLOSURES:

    Income tax payments                                  $       1,849   $        800
                                                         =============   ============
    Interest payments                                    $        -      $       -
                                                         =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

  HEREUARE, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

  Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. The Company did not receive any revenue from licensing agreements in the year ended December 31, 2007.

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

  Recent pronouncements - In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

  In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

  In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

  Note 3 - Property and Equipment

  The property & equipment comprised of the following at December 31, 2007:

              Equipment                        $ 544,896
            Furniture                           94,067
                                             ----------
                                               638,963
            Less accumulated depreciation     (239,070)
                                             ----------
                                             $ 399,893
                                             ==========

  Depreciation expense was $156,071 and $56,959 for the years ended December 31, 2007 and 2006, respectively.

  Note 4 - Intangible Assets

  Intangible assets include software solutions and domain names, and the related accumulated amortization as of December 31, 2007 is as follows:

              Software solutions               $ 476,441
            Domain name purchased               32,321
                                             ----------
                                               508,762
            Less accumulated amortization     (182,501)
                                             ----------
                                             $ 326,261
                                             ==========

  Amortization expense was $141,861 and $40,082 for the years ended December 31, 2007 and 2006, respectively.

  Amortization expenses of intangible assets over the next two years are as follows:

                       Amortization

            2008:    $ 168,703
            2009:    $ 157,558

  Note 5 - Advances

  Advances comprised of the following at December 31, 2007:

              Software development - messaging    $ 170,000
                                                ----------
                                                $ 170,000
                                                ==========

  Note 6 - Deposits

  Deposits comprised of the following at December 31, 2007:

              Rent deposit                56,990
            Others                      50,000
                                     ----------
                                     $ 106,990
                                     ==========

  Note 7 - Investments

  In 2005, a subsidiary of the Company, hereUare Communications, Inc., made a cash investment of $1,000,000 in a company engaged in the internet search engine business. The Company acquired hereUare Communications, Inc. in September 2006. The investment represents approximately 10.5% of that search engine company. The Company has determined that there is no impairment of the investment at December 31, 2007 and therefore has reflected the investment in the accompanying financial statements at cost on December 31, 2007.

  Note 8 - Accounts Payable and Accrued Expenses

  Account payable and accrued expenses comprised of the following at December 31, 2007:

              Accounts payable                 $ 237,573
            Accrued litigation                  72,000
            Accrued expenses                    89,866
                                             ----------
                                             $ 399,439
                                             ==========

  Note 9 - Related Party Receivables / Liabilities

  Related party receivables of $11,248 included travel advance of $8,618 to the CEO of the Company, and $2,630 due from eCapital Group, Inc., a company controlled by our CEO. The amounts are due on demand, interest free and unsecured.

  During the year ended December 31, 2007, the Company wrote off $304,673 of old liabilities owed to creditors of our prior parent company, Pacific Systems Control Technology.

  Note 10 - Income Taxes

  No provision was made for Federal income tax since the Company has significant net operating loss carry forward. Through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $19,844,000. The net operating loss carry forward may be used to reduce taxable income through the year 2027. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2017. The availability of the Company's net operating loss carry forward is subject to limitations if there is a 50% or more change in the ownership of the Company's stock.

  The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                        2007       2006
                                                    --------   --------
    Tax expense (credit) at statutory rate-Federal    -36%       -36%
    State tax expense net of federal tax               -4%        -4%
    Changes in valuation allowance                     40%        40%
                                                    --------   --------
    Tax expense at actual rate                          -          -
                                                    ========   ========

  Income tax expense consisted of the following:

                                                  2007           2006
                                            ------------   ------------
   Current tax expense:
   Federal                                  $      -       $      -
   State                                          1,849            800
                                            ------------   ------------
   Total Current                            $     1,849    $       800

   Deferred tax credit:
   Federal                                  $   866,654    $   673,446
   State                                        152,939        118,645
                                            ------------   ------------
   Total deferred tax asset (liabilities)   $ 1,019,593        792,091
   Less: valuation allowance                 (1,019,593)      (792,091)
                                            ------------   ------------
   Net deferred tax credit                         -              -
                                            ------------   ------------
   Tax expense                              $     1,849    $       800
                                            ============   ============

  The components of the net deferred tax asset are summarized below:

                                    2007            2006
                             ------------    ------------
   Deferred tax asset        $ 7,454,000     $ 6,434,000
   Valuation allowance        (7,454,000)     (6,434,000)
                             ------------    ------------
                             $       -       $       -
                             ============    ============

  Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2007.

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

  January  - February 2008:   $11,249.57 per month

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
  August 2007 - July 2008:   $7,243.06 per month
  August 2008 - July 2009:   $7,452.57 per month
  August 2009 - July 2010:   $7,692.01 per month
  August 2010 - July 2011:   $7,901.52 per month

  Note 12 - Acquisition of hereUare Communications, Inc.

  On August 25, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement"), with hereUare Communications, Inc., a privately-held Delaware corporation ("hereUare"). The transaction closed on September 22, 2006 and pursuant to terms of the Agreement, the Company effectively acquired hereUare as a wholly owned subsidiary of the Company.  hereUare is an operator of web-based search engine and other Internet software solutions founded in 2002.  As a result, the assets and liabilities of hereUare as of December 31, 2006 have been included in the consolidated financial statements of this annual report.

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

  The following is the proforma combined financial information of the Company and hereUare, for the annual period ended December 31, 2006, assuming the transaction had been consummated at the beginning of the fiscal year of 2006:

                                              Proforma
                                          (unaudited)
                                         -------------
                                              2006
                                         -------------
Statement of Operations:
  Revenues                               $     42,810
  Cost of sales                                77,952
                                         -------------
  Gross profit (Loss)                         (35,142)
  Operating expenses                       13,542,787
                                         -------------
  Loss from operations                    (13,577,929)

  Other income                                  5,177

  Loss before income taxes                (13,572,752)

  Provision for income taxes                      800
                                         -------------
  Net loss                               $(13,573,552)
                                         =============

  Basic & diluted weighted average number
  of common stock outstanding              33,274,978

 Basic & diluted loss /share            $      (0.41)

  Note 13 - Common Stock / Options

  Common Stock

  2007

  During the year ended December 31, 2007, the Company issued the following amounts of common stock:

      501,862 shares     For cash
      6,333 shares     For stock subscription receivable
      7,001 shares     For exercise of stock options
     20,000 shares     For services

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

  On February 1, 2007, the Company granted a total of 287,000 options with an exercise of $6.00 per share to 5 employees and 1 consultant, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

  Between August 13 and October 1, 2007, the Company granted a total of 758,000 options with an exercise of $6.00 per share to 8 employees and 3 consultants, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

  On August 13, 2007, the Company granted a total of 144,000 options with an exercise price of $6.00 per share to 3 non-employee directors for their services on the Audit Committee and the Compensation Committee of the Board, and these options expire in 5 years.  These options vests over three years on a monthly basis at the rate of 2.778%.

  Between October 18 and December 14, 2007, the Company granted a total of 140,000 options with an exercise of $9.00 per share to 2 consultants, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

  On June 25, 2007, the Board of Directors approved the extension of expiration of 350,000 options which would expire on December 31, 2007, for another 2 years to December  31, 2009.

  On December 17, 2007, the Board of Directors approved the extension of expiration of 75,000 options which would expire on November 18, 2007, for another 3 years to November 18, 2010.

  The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2007:

                                                 Weighted
                                               Average     Aggregate
                                               Exercise    Intrinsic
                                 Under Plan     Price        Value
                                ------------   --------   ------------
  Balance, December 31, 2006      6,177,999      $0.91    $31,446,015
    Granted                       1,329,000       6.32
    Lapsed                          (62,999)      3.27
    Exercised                         7,001       2.00
                                ------------   --------   ------------
  Balance, December 31, 2007      7,436,999       1.86    $13,832,818
                                ============   ========   ============

  The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2007:

                             Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,436,999       2.40         $1.86       5,850,352     $0.88

  Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

  The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual periods ended December 31, 2007 and 2006 include compensation expense for all stock-based compensation awards vested during the annual periods ended December 31, 2007 and 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

  Stock compensation expense recognized in the year ended December 31, 2007 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

  Warrants

  In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006.

  The fair value of warrants granted in 2007 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected weighted average life of 3 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market.

  The following summary presents the warrants granted, exercised, expired and outstanding at December 31, 2007:

                                               Weighted
                                             Average     Aggregate
                                             Exercise    Intrinsic
                                              Price        Value
                                ----------   --------   -----------
  Balance, December 31, 2006      750,000      $ 6.00   $     -
    Granted                          -            -           -
    Exercised                        -            -           -
                                ----------   --------   -----------
  Balance, December 31, 2007      750,000      $ 6.00   $     -
                                ==========   ========   ===========

  The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at December 31, 2007:

                             Warrants
                          Outstanding                 Warrants Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Warrants     750,000        2           $6.00        750,000      $6.00

  Note 14 - Going concern

  The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $69,048,968 at December 31, 2007. The Company incurred a net loss of $4,039,533 and $13,484,750 for the years ended December 31, 2007 and 2006, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Note 16 - Subsequent Events (Unaudited)

  On January 28, 2008, the Company entered into a 5-year lease agreement with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this new lease agreement is as following:

  May 2008    - February 2009:   $22,950 per month
  March 2009 - February 2010:   $23,800 per month
  March 2010 - February 2011:   $24,650 per month
  March 2011 - February 2012:   $25,500 per month
  March 2012 - February 2013:   $26,350 per month

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

  (b) Exhibits Filed Herewith

  21.0 Subsidiaries of the Small Business Issuer
  24.0 Power of Attorney - see Page 30
  31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
  31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
  32.0 Section 1350 Certification
  10.10 Lease Agreement with 1061 Terra Bella Associates, LLC

  Exhibit 21.0

  Subsidiaries of the Small Business Issuer

  hereUare Communications, Inc., and
  Completo Communications Corporation

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

  I, Benedict Van, Chief Executive Officer, of hereUare, Inc., certify that:

  1. I have reviewed this annual report on Form 10-KSB (this "Report") of hereUare, Inc. for the fiscal year ended December 31, 2007;

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

  Date: April 15, 2008

  /s/ Benedict Van
  Benedict Van
  Chief Executive Officer

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

  I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., certify that:

  1. I have reviewed this annual report on Form 10-KSB (this "Report") of hereUare, Inc. for this fiscal year ended December 31, 2007;

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

  Date: April 15, 2008

  /s/ Anthony K. Chan
  Anthony K. Chan
  Chief Financial Officer

  Exhibit 32.0

  SECTION 1350 CERTIFICATIONS

  We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

  1. the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007 (the "Amendment") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  2. the information contained in the Amendment fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: April 15, 2008

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