Form 10-Q
period 2008-03-31
HEREUARE INC
filed 2008-05-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-33033

hereUare, Inc.
(Exact name of registrant as specified  in its charter)

Delaware	02-0575232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1061 Terra Bella Avenue
Mountain View, California 94043
(Address of principal executive offices including zip code)

(650) 969-6868
(Registrant's telephone number, including area code)

5201 Great America Parkway, Suite 446
Santa Clara, California 95054
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "large accelerated filer and accelerated filer" in Rule 12b-2 of the Exchange Act.     Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of May 15, 2008 is 34,446,653.

hereUare, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2008

TABLE OF CONTENTS

Part I.	Consolidated Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)
Consolidated Statements of Operations for The Three-Month Periods ended March 31, 2008 and 2007 (unaudited)
Consolidated Statements of Cash Flows for The Three-Month Periods ended March 31, 2008 and 2007 (unaudited)
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
Item 3.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity, Securities and Use of Proceeds
Item 3.	Defaults Under Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures
Exhibit Index
Certifications

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                    2008           2007
                                                (Unaudited)     (Audited)
ASSETS                                          ------------   -----------
  Current assets
    Cash & cash equivalents                     $   527,960    $   705,839
    Account receivable                                  104           -
    Inventory                                        21,279         21,811
    Prepaid expenses                                224,175        165,763
    Related party receivable                          4,271         11,248
    Advances                                        170,000        170,000
    Deposit                                          33,749           -
                                                ------------   ------------
      Total current assets                          981,539      1,074,661

  Property & equipment - net                        366,373        399,893
  Intangible assets - net                           349,676        326,261
  Deposit                                           191,254        106,990
  Investment                                      1,000,000      1,000,000
                                                ------------   ------------
      Total non-current assets                    1,907,303      1,833,144
                                                ------------   ------------
  Total assets                                  $ 2,888,842    $ 2,907,805
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses         $   300,670    $   399,439
    Deferred revenue                                    844            247
                                                ------------   ------------
      Total current liabilities                     301,514        399,685
                                                ------------   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                     -              -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,344,975 shares issued;
      34,244,975 shares outstanding at March 31,
      2008; and 34,239,864 shares issued
      and outstanding at December 31, 2007            3,435          3,424
    Treasury stock                                  (50,000)          -
    Additional paid-in capital                   75,339,309     71,606,663
    Stock subscription receivable                    (8,000)       (53,000)
    Accumulated deficit                         (72,697,417)   (69,048,968)
                                                ------------   ------------
      Total stockholders' equity                  2,587,327      2,508,119
                                                ------------   ------------
    Total liabilities & stockholders' equity    $ 2,888,842    $ 2,907,805
                                                ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

                                        2008          2007
                                    ------------  ------------

REVENUES, net                       $     8,765   $     5,965

Cost of revenues                          8,630        17,070
                                    ------------  ------------
GROSS PROFIT (LOSS)                         136       (11,105)

COSTS AND EXPENSES
  Depreciation & amortization           108,306        48,346
  Rent                                   87,810        59,330
  Salaries and payroll taxes            302,215       217,554
  Professional fees                     199,506        89,279
  General and administrative          2,948,951       209,977
                                    ------------  ------------
    Total costs and expenses          3,646,788       624,486
                                    ------------  ------------

LOSS FROM OPERATIONS                 (3,646,652)     (635,950)

OTHER INCOME (EXPENSES)
  Other expense                            -             (357)
  Interest income                           724           266
                                    ------------  ------------
  Total other income (expenses)             724           (91)
                                    ------------  ------------
LOSS BEFORE INCOME TAXES             (3,645,929)     (635,681)

PROVISION FOR INCOME TAXES                2,520           800
                                    ------------  ------------
NET LOSS                            $(3,648,449)  $  (636,481)
                                    ============  ============
Basic & diluted weighted average
  number of shares outstanding       34,240,957    33,706,244
                                    ============  ============
Basic & diluted loss per share           $(0.11)       $(0.02)
                                    ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

                                                      2008          2007
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(3,648,449)  $  (636,481)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                   108,306        48,346
      Issuance of stock options for compensation    2,786,657        94,239
      (Increase) decrease in current assets:
         Accounts receivable                             (104)          158
         Inventory                                        532          -
         Prepaid expenses                             (58,412)        4,750
         Deposits                                    (118,013)      (60,000)
      Increase (decrease) in current liabilities:
         Accounts payable & accrued expenses          (98,769)      215,777
         Advance from related parties                    -          (26,921)
         Deferred revenue                                 597          (649)
                                                  ------------  ------------
      Net cash used in operating activities        (1,027,654)     (360,781)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                    (32,164)      (26,536)
  Purchase of software                                (66,037)     (365,000)
  Related party receivable                              6,977          -
                                                  ------------  ------------
    Net cash used in investing activities             (91,225)     (391,536)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                45,000          -
  Proceeds from issuance of common stock for cash     946,000       813,104
  Repurchase treasury stock                           (50,000)         -
  Advances for shares to be issued                       -           55,002
                                                  ------------  ------------
  Net cash provided by financing activities           941,000       868,106
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS   (177,878)      115,788

CASH & CASH EQUIVALENTS, beginning balance            705,839       138,317
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $   527,960   $   254,105
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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country. As of March 31, 2008, the subsidiary in Vietnam has not generated revenue for the Company.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2007 on Form 10-KSB.  The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Note 5 - RECENT PRONOUNCEMENTS

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations."  This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 6 - RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the three month periods ended March 31, 2008 and 2007.

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

Note 8 - INVENTORY

Inventories are stated at the lower of cost or market. The Company regularly reviews inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in the Company's cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. As of March 31, 2008, the Company has inventory of VoIP phones of $21,279.

Note 9 - PROPERTY AND EQUIPMENT

The property & equipment comprised of the following at March 31, 2008 and December 31, 2007:

                                         March 31,   December 31,
                                           2008         2007
                                        (Unaudited)   (Audited)
                                        -----------  -----------

     Equipment                          $  559,121   $  544,896
     Furniture                             112,006       94,067
                                        -----------  -----------
                                           671,127      638,963
     Less accumulated depreciation        (304,754)    (239,070)
                                        -----------  -----------
                                        $  366,373   $  399,893
                                        ===========  ===========

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $65,684 and $27,577 for the three month periods ended March 31, 2008 and 2007, respectively.

Note 10 - INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or an an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended March 31, 2008, the Company recognized no impairment.

Intangible assets comprised of the following at March 31, 2008 and December 31, 2007:

                                    March 31,   December 31,
                                      2008         2007
                                   (Unaudited)   (Audited)
                                   -----------  -----------

Domain name                        $   32,321   $   32,321
Software products                     542,478      476,441
                                   -----------  -----------
                                      574,799      508,762
Less accumulated amortization        (225,123)    (182,502)
                                   -----------  -----------
                                   $  349,676   $  326,261
                                   ===========  ===========

Amortization expense was $42,622 and $20,769 for the three month periods ended March 31, 2008 and 2007, respectively.

Amortization expenses of intangible assets over the next three years are as follows:

     2008:     $127,866
     2009:     $170,488
     2010:     $ 51,322
               --------
     Total     $349,676

Note 11 - PREPAID EXPENSES

Prepaid expenses comprised of the following at March 31, 2008 and December 31, 2007:

                                            March 31,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Office rent in Mountain View          $   34,450   $     -
     Office improvements                       34,000         -
     Office rent in Vietnam                    67,200       79,800
     Insurance                                 15,873       14,488
     Web design                                57,260       57,285
     Other prepaid expenses                    15,392       14,190
                                           -----------  -----------
                                           $  224,175   $  165,763
                                           ===========  ===========

Note 12 - ADVANCES

As of March 31, 2008, the Company has advances totaling $170,000 made to a non-related parties for developing software for the Company.

Note 13 - INVESTMENT

In November 2005, the Company has made an investment of $1,000,000 in cash in a private entity that is engaged in the internet search engine business. The Company evaluated the investment as of December 31, 2007 and determined that the investment is not impaired. The Company follows provisions of SFAS 144 to test for impairment on annual basis unless there is a change in circumstance or events occurred that requires impairment test during the year. The investment represents approximately 10.5% of that entity.

Note 14 - DEPOSITS

Deposits comprised of the following at March 31, 2008 and December 31, 2007:

                                            March 31,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Rent deposit - Mountain View          $  114,750   $     -
     Rent deposit - Santa Clara                 7,901       41,650
     Rent deposit - Los Angeles                 2,189        2,189
     Rent deposit - Vietnam                    10,000       10,000
     Attorney retainer deposit                 50,000       50,000
     Others                                     6,414        3,151
                                           -----------  -----------
                                           $  191,254   $  106,990
                                           ===========  ===========

Note 15 - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at March 31, 2008 and December 31, 2007:

                                            March 31,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Accounts payable                      $  164,182   $  237,573
     Accrued litigation                        72,000       72,000
     Accrued expenses                          64,488       89,866
                                           -----------  -----------
                                           $  300,670   $  399,439
                                           ===========  ===========

Note 16 - COMMITMENTS AND CONTINGENCIES

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of March 31, 2008.

On February 16, 2005, the Company entered into a 3-year lease agreement with CarrAmerica Techmart which expires on March 1, 2008. Monthly payment according to this lease agreement amounts to $10,604. From March 1, 2007 to April 30, 2008 the payment pursuant to this lease agreement is $11,249.57 per month.

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expense pursuant to this lease agreement is as following:

2008:     $66,235
2009:     $90,628
2010:     $93,352
2011:     $55,311

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009. The total prepaid rent amounted to $67,200 as of March 31, 2008.

On January 28, 2008, the Company entered into a 5-year lease agreement with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this new lease agreement is as following:

2008:   $183,600
2009:   $283,900
2010:   $294,100
2011:   $304,300
2012:   $314,500
Thereafter: $52,700

Note 17 - COMMON STOCK

In January 2008, the Company received $45,000 from subscription receivable for shares that were issued during the year ended December 31, 2007.

During the quarterly period ended March 31, 2008, the Company issued 105,111 shares of common stock for cash amounting to $946,000.

In February 2008, the Company repurchased 100,000 shares for $50,000 into treasury stock.

Note 18 - STOCK OPTIONS AND WARRANTS

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

On February 1, 2007, the Company granted a total of 287,000 options with an exercise price of $6.00 per share to 5 employees and 1 consultant, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

Between August 13 and October 1, 2007, the Company granted a total of 758,000 options with an exercise price of $6.00 per share to 8 employees and 3 consultants, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

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

Between January 22 and March 17, 2008, the Company granted a total of 560,000 options with an exercise price of $9.00 per share to 3 employees and 1 consultant. These options expire in 5 years and vest between one to four years.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2008:

                                               Weighted
                                               Average     Aggregate
                                               Exercise    Intrinsic
                                 Under Plan     Price        Value
                                ------------   --------   ------------
  Balance, December 31, 2007      7,436,999       1.86    $53,100,173

    Granted                         560,000       9.00
    Lapsed                             -           -
    Exercised                          -           -
                                ------------   --------   ------------
  Balance, March 31, 2008         7,996,999       2.36    $53,100,073
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
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,996,999       2.34         $2.36       6,009,018     $0.96

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended March 31, 2008,  include compensation expense for all stock-based compensation awards vested during the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended March 31, 2008, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the quarterly period ended March 31, 2008 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate at the time of grant of 2.380%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry of 36.55%, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

Under SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the quarter ended March 31, 2008 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The Company recorded $2,786,657 in stock options expense during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008 the Company extended the term of 350,000 options which were to expired on December 31, 2007 for two more years. The Company recorded $2,494,100 in additional stock options for these options. Following assumptions have been used for the calculation of fair value these options using the Black Scholes Options Pricing Model: risk free interest rate at the time of grant of 3.280%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry of 26.90%, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

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

The following summary presents the warrants granted, exercised, expired and outstanding at March 31, 2008:

                                              Weighted
                                              Average     Aggregate
                                              Exercise    Intrinsic
                                Outstanding    Price        Value
                                -----------   --------   -----------
  Balance, December 31, 2007       750,000      $6.00    $2,250,000
                                -----------   --------   -----------
    Granted                            -          -            -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, March 31, 2008          750,000      $6.00    $2,250,000
                                ===========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at March 31, 2008:

                           Warrants
                          Outstanding                Warrants Exercisable
                           Weighted                 ----------------------
                            Average      Weighted                 Weighted
                           Remaining     Average                  Average
              Number      Contractual    Exercise     Number      Exercise
            Outstanding      Life         Price     Exercisable    Price

  Warrants     750,000    1.73 years      $6.00       750,000      $6.00

Note 19 - SUBSCRIPTION RECEIVABLE

The Company classifies as subscription receivable, amounts of funds that either have not been received or else have been received but not deposited in financial institutions in connection with subscriptions for the issuance of shares. The subscription receivables balance as of March 31, 2008 was $8,000.

Note 20 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $72,697,417 at March 31, 2008. The Company incurred a net loss of $3,648,449 and $636,481 for the three month periods ended March 31, 2008 and 2007, respectively.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Description of Business--Risk Factors Affecting Future Performance" in the amendment to annual report on Form 10-KSB as filed on April 15, 2008. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2008. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

  Results of Operation

  The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on completing its software products and in creating a marketing and sales infrastructure during the three month period ended March 31, 2008. The Company released a portion of its software products during this quarterly period on a limited trial basis.

  Revenues and Gross Profit (Loss)

  During the three-month period ended March 31, 2008, we only generated sales of $8,765 which was mainly from the Company's VoIP product. Cost of goods sold was $8,630, which included domestic and international telecom termination charges for testing purposes, resulting in a gross profit figure of only $136. Revenues and cost of goods sold for the quarterly period ended March 31, 2007 were insignificant.

  Costs and Expenses

  During the three-month periods ended March 31, 2008 and 2007, we incurred rent expenses in the amounts of $87,810 and $59,330 respectively.  We also had $302,215 in salaries and payroll taxes for the three-month period ended March 31, 2008 as compared to $217,554 for the same period in 2007. We paid professional fees in the amounts of $199,506 and $89,279 respectively for same periods in 2008 and 2007.  The increases in salaries and professional fees for the fiscal 2008 first quarter over the same period last year were primarily due to additional personnel in sales and marketing, and also consultants in technology and business development. General and administrative expenses for the quarter ended March 31, 2008 were $2,948,951 which included $2,786,657 in non-cash option charges due to the Board approved extension for two years of 350,000 options that otherwise would have expired on December 31, 2007, and the vesting of stock options during this quarterly period. Other components of G&A include: $12,536 for advertising, $15,562 for broadband services, $10,255 for telecom, $13,062 for employee expenses, $33,256 for insurance and $55,088 for travel and entertainment.  G&A expenses for the same period in 2007 were $209,977, including $14,306 for promotional services, $25,188 for insurance, $21,673 in travel expense and non-cash option charges of $94,239.

  Liquidity and Capital Resources

  Stockholders' equity, as of March 31, 2008, was $2,587,327 and net cash used in operating activities was $1,027,654 for the first three months of 2008. In the same quarterly period, we raised $946,000 from common stock sales financing activities. As of March 31, 2008, the Company had only approximately $528,000 in cash and current liabilities of about $302,000. The Company needs to continuously raise funds for operations subsequent to the quarter ended March 31, 2008. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

  Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2008, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

  (b) Internal Control over Financial Reporting.

  Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, such control.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings. None

  Item 1A. Risk Factors.

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

  Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

  In the quarterly period ended March 31, 2008, the Company sold an aggregate of 105,111 shares of common stock to 14 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $9.00 per share for an aggregate proceed of $946,000.  All of the investors were accredited investors.

  Item 3. Defaults Under Senior Securities. None

  Item 4. Submission of Matters to a Vote of Security Holders. None. The acquisition of hereUare did not require the approval of the stockholders of the Company.

  Item 5. Other Information. None

  Item 6. Exhibits.

  See Exhibit Index below for a list of those exhibits that are incorporated by reference. The following exhibits are included with this report.

  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO.
  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
  Exhibit 32.0 Section 1350 Certifications.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 15, 2008 by the undersigned, thereunto duly authorized.

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
  10.9(4) Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
  10.10(6) Lease Agreement with 1061 Terra Bella Associates, LLC

  1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
  2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002, and filed on April 4, 2002
  3. Filed as Exhibit 10.8 to the Company's quarterly Report on Form 10-QSB filed on August 14, 2006
  4. Filed as Exhibit 10.9 to the Company's Form 8-K dated as of August 25, 2006, and filed on August 31, 2006
  5. Filed as Exhibit 3 to the Company's Form 8-K dated as of March 26, 2007, and filed on March 29, 2007
  6. Filed as Exhibit 10.10 to the Company's Form 10-KSB dated April 15, 2008.

  (b) Exhibits Filed Herewith

  31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO
  31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
  32.0 Section 1350 Certifications

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

  I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarterly period ended March 31, 2008;

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

  Date: May 15, 2008

  /s/ Benedict Van
  Benedict Van
  Chief Executive Officer

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

  I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarter period ended March 31, 2008;

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

  Date: May 15, 2008

  /s/ Anthony K. Chan
  Anthony K. Chan
  Chief Financial Officer

  Exhibit 32.0

  SECTION 1350 CERTIFICATIONS

  We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

  1. the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: May 15, 2008

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