Form 10-Q
period 2008-06-30
HEREUARE INC
filed 2008-08-19
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of August 14, 2008 is 34,386,424.

hereUare, Inc.
and Subsidiaries

FORM 10-Q

For June 30, 2008

TABLE OF CONTENTS

Part I.	Consolidated Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)
Consolidated Statements of Operations for The Three-Month and Six-Month Periods ended June 30, 2008 and 2007 (unaudited)
Consolidated Statements of Cash Flows for The Six-Month Periods ended June 30, 2008 and 2007 (unaudited)
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
Exhibit Index
Certifications

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    2008           2007
                                                (Unaudited)     (Audited)
ASSETS                                          ------------   ------------
  Current assets
    Cash & cash equivalents                     $   813,785    $   705,839
    Inventory                                        20,546         21,811
    Prepaid expenses                                 85,683        165,763
    Related party receivable                          2,630         11,248
    Advances                                        170,000        170,000
                                                ------------   ------------
      Total current assets                        1,092,644      1,074,661

  Property & equipment - net                        484,684        399,893
  Software and Leasehold Improvements - net         386,697        326,261
  Deposit                                           194,977        106,990
  Investment                                      1,000,000      1,000,000
                                                ------------   ------------
      Total non-current assets                    2,066,358      1,833,144
                                                ------------   ------------
  Total assets                                  $ 3,159,002    $ 2,907,805
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses         $   370,233    $   399,439
    Deferred revenue                                    713            247
                                                ------------   ------------
      Total current liabilities                     370,946        399,685
                                                ------------   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                     -              -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,486,424 shares issued;
      34,386,424 shares outstanding
      at June 30, 2008; and
      34,239,864 shares issued and
      outstanding at December 31, 2007                3,449          3,424
    Treasury stock                                  (50,000)          -
    Additional paid-in capital                   76,972,954     71,606,663
    Stock subscription receivable                    (8,000)       (53,000)
    Accumulated deficit                         (74,130,346)   (69,048,968)
                                                ------------   ------------
      Total stockholders' equity                  2,788,056      2,508,119
                                                ------------   ------------
    Total liabilities & stockholders' equity    $ 3,159,002    $ 2,907,805
                                                ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH & SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

                                Three-month Periods Ended   Six-month Periods Ended
                               --------------------------  --------------------------
                                        June 30,                    June 30,
                                   2008          2007          2008          2007
                               ------------  ------------  ------------  ------------

REVENUES, net                  $     7,819   $    10,062   $    16,584   $    16,028

Cost of revenues                    (9,563)      (17,369)      (18,193)      (34,439)
                               ------------  ------------  ------------  ------------
GROSS LOSS                          (1,745)       (7,307)       (1,609)      (18,411)

COSTS AND EXPENSES
  Depreciation & amortization      103,307        75,587       211,613       123,933
  Rent                             121,909        60,055       209,719       119,385
  Salaries and payroll taxes       314,233       228,113       616,448       445,667
  Professional fees                344,889       247,129       544,395       336,408
  General and administrative       573,636       253,180     3,496,608       463,157
                               ------------  ------------  ------------  ------------
    Total costs and expenses     1,457,974       864,064     5,078,783     1,488,549
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS            (1,459,718)     (871,370)   (5,080,392)   (1,506,961)

OTHER INCOME (EXPENSES)
  Other expense                       -             -             -             (357)
  Interest income                      809           416         1,533           682
                               ------------  ------------  ------------  ------------
  Total other income                   809           416         1,533           325

LOSS BEFORE INCOME TAXES        (1,458,909)     (870,955)   (5,078,858)   (1,506,636)

INCOME TAXES                          -              885         2,520         1,685
                               ------------  ------------  ------------  ------------
NET LOSS                       $(1,458,909)  $  (871,840)  $(5,081,378)  $(1,508,321)
                               ============  ============  ============  ============
Basic & diluted weighted average
number of shares outstanding    34,415,367    33,753,043    34,255,088    33,893,819
                               ============  ============  ============  ============
Basic & diluted loss per share     $(0.04)       $(0.03)       $(0.15)       $(0.04)
                               ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

                                                      2008          2007
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(5,081,378)  $(1,508,321)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                 211,613       123,933
        Options granted for compensation            3,147,288       201,602
        Issuance of shares for services                  -          120,000
        (Increase) decrease in current assets:
          Accounts receivable                            -           (2,002)
          Inventory                                     1,265       (14,475)
          Prepaid expenses                             80,080        18,493
          Deposits                                    (87,987)      (50,650)
          Advance                                        -           57,539
    Increase (decrease) in current liabilities:
          Accounts payable & accrued expenses         (29,206)       31,282
          Deferred revenue                                466          (760)
                                                  ------------  ------------
       Net cash used in operating activities       (1,757,860)   (1,023,358)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                   (201,804)      (33,684)
  Purchase of intangible assets                       (65,268)     (365,000)
  Leasehold improvement                               (89,768)         -
  Related party receivable                              8,618
                                                  ------------  ------------
    Net cash used in investing activities            (348,222)     (398,684)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                45,000        12,000
  Proceeds from issuance of common stock for cash   2,219,028     1,647,136
  Proceeds from shares to be issued                      -          124,002
  Advance to related party                               -          (99,464)
  Repurchase treasury stock                           (50,000)         -
                                                  ------------  ------------
    Net cash provided by financing activities       2,214,028     1,683,674
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    107,946       261,631

CASH & CASH EQUIVALENTS, beginning balance            705,839       138,317
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $   813,785   $   399,948
                                                  ============  ============

SUPPLEMENTAL DISCLOSURES:
      Income tax payments                               2,520         1,685
                                                  ============  ============
      Interest payments                                  -             -
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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country. As of June 30, 2008, the subsidiary in Vietnam has not generated revenue for the Company.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2007 on Form 10-KSB.  The results of the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60."  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

Note 6 - RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the three month periods ended June 30, 2008 and 2007.

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

Note 8 - INVENTORY

Inventories are stated at the lower of cost or market. The Company regularly reviews inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in the Company's cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. As of June 30, 2008, the Company has inventory of VoIP phones of $20,546.

Note 9 - PROPERTY AND EQUIPMENT

The property & equipment comprised of the following at June 30, 2008 and December 31, 2007:

                                          June 30,   December 31,
                                           2008         2007
                                        (Unaudited)   (Audited)
                                        -----------  -----------

     Equipment                          $  701,358   $  544,896
     Furniture                             139,408       94,067
                                        -----------  -----------
                                           840,766      638,963
     Less accumulated depreciation        (356,082)    (239,070)
                                        -----------  -----------
                                        $  484,964   $  399,893
                                        ===========  ===========

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $51,328 and $117,012 for the three-month and six-month periods ended June 30, 2008; and $27,942 and $55,519 for the same periods in 2007, respectively.

Note 10 - SOFTWARE AND LEASEHOLD IMPROVEMENTS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended June 30, 2008, the Company recognized no impairment.

Software and Leasehold Improvements comprised of the following at June 30, 2008 and December 31, 2007:

                                     June 30,   December 31,
                                      2008         2007
                                   (Unaudited)   (Audited)
                                   -----------  -----------

Domain name                        $   32,321   $   32,321
Software products                     541,710      476,441
Leasehold improvements                 89,768         -
                                   -----------  -----------
                                      663,799      508,762
Less accumulated amortization        (277,102)    (182,501)
                                   -----------  -----------
                                   $  386,697   $  326,261
                                   ===========  ===========

Amortization expense was $51,979 and $94,601 for the three-month and six-month periods ended June 30, 2008; and $47,645 and $68,414 for the same periods in 2007, respectively.

Amortization expenses over the next three years are as follows:

     2008 (remaining quarters):     $ 93,329
     2009:                          $186,657
     2010:                          $ 61,827
                                    --------
                          Total     $341,813

Note 11 - PREPAID EXPENSES

Prepaid expenses comprised of the following at June 30, 2008 and December 31, 2007:

                                             June 30,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Office rent in Vietnam                    54,575       79,800
     Insurance                                 15,514       14,488
     Web design                                  -          57,285
     VOIP usage                                 5,333         -
     Other prepaid expenses                    10,261       14,190
                                           -----------  -----------
                                           $   85,683   $  165,763
                                           ===========  ===========

Note 12 - ADVANCES

As of June 30, 2008, the Company has advances totaling $170,000 made to a non-related parties for developing software for the Company.

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

Note 14 - DEPOSITS

Deposits comprised of the following at June 30, 2008 and December 31, 2007:

                                             June 30,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Rent deposit - Mountain View          $  114,750   $     -
     Rent deposit - Santa Clara                  -          41,650
     Rent deposit - Los Angeles                 2,189        2,189
     Rent deposit - Vietnam                    10,000       10,000
     Attorney retainer deposit                 50,000       50,000
     Internet service                          13,755         -
     Others                                     4,283        3,151
                                           -----------  -----------
                                           $  194,977   $  106,990
                                           ===========  ===========

Note 15 - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at June 30, 2008 and December 31, 2007:

                                             June 30,   December 31,
                                              2008         2007
                                           (Unaudited)   (Audited)
                                           -----------  -----------

     Accounts payable                      $  266,073   $  237,573
     Accrued litigation                        72,000       72,000
     Accrued expenses                          32,160       89,866
                                           -----------  -----------
                                           $  370,233   $  399,439
                                           ===========  ===========

Note 16 - COMMITMENTS AND CONTINGENCIES

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of June 30, 2008.

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expenses in future periods pursuant to this lease agreement are shown below. In July 2008, we subleased the space for the remainder of the lease term to Egenera, Inc. pursuant to a sublease agreement by which the sublessee pays for all of the future rent expenses.

2008:     $44,506
2009:     $90,628
2010:     $93,352
2011:     $55,311

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009. The total prepaid rent amounted to $54,600 as of June 30, 2008.

On January 28, 2008, the Company entered into a 5-year lease agreement, with an option to purchase, with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this new lease agreement is as following:

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

During the quarterly period ended June 30, 2008, the Company issued 141,449 shares of common stock for cash amounting to $1,273,028.

Note 18 - STOCK OPTIONS AND WARRANTS

Options

Between April and May 2002, the Company issued a total of 6,680,620 stock options with exercise prices ranging from $0.08 to $0.12 per share and with gradual vesting arrangements. The Company valued these options at a total of approximately $4.5 million. In January 2006, the Board of Directors approved the extension of expiration of the remaining unexercised 4,139,999 options. Such options would have otherwise expired in May 2006 and the approval extended the expiration date for another 3 years to 2009. Expense of $8,152,695 due to the extension of those options was recorded in the year ended December 31, 2006.

On February 21, 2005, the Company granted 350,000 options exercisable at $2 per share and with gradual vesting arrangements to one Director. On June 25, 2007, the Board of Directors approved the extension of expiration of these unexercised 350,000 options which would have otherwise expired on December 31, 2007, and the approval extended the expiration date for another 2 years to December  31, 2009. Expense of $2,494,100 due to the extension of those options was recorded in the quarter ended March 31, 2008.

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

Between May 19 and June 23, 2008, the Company granted a total of 55,000 options with an exercise price of $9.00 per share to 2 employees. These options expire in 5 years and vest between one to four years.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2008:

                                               Weighted
                                               Average     Aggregate
                                               Exercise    Intrinsic
                                 Under Plan     Price        Value
                                ------------   --------   ------------
  Balance, December 31, 2007      7,436,999       1.86    $53,100,173

    Granted                         615,000       9.00
    Lapsed                           70,000       7.71
    Exercised                          -           -
                                ------------   --------   ------------
  Balance, June 30, 2008          7,981,999       2.36    $53,000,473
                                ============   ========   ============

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at June 30, 2008:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,981,999       2.10         $2.36       6,096,540     $1.01

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended June 30, 2008,  include compensation expense for all stock-based compensation awards vested during the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended June 30, 2008, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the quarterly period ended June 30, 2008 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate at the time of grant of 2.380%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry of 36.55%, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

Under SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expenses recognized in the quarters ended March 31 and June 30, 2008 were based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The Company recorded $2,786,657 in stock options expense during the quarter ended March 31, 2008, and $360,631 for the quarter ended June 30, 2008.

During the quarter ended March 31, 2008 the Company extended the term of 350,000 options which were to expired on December 31, 2007 for two more years. The Company recorded $2,494,100 in additional stock options for these options. The following assumptions have been used for the calculation of fair value these options using the Black Scholes Options Pricing Model: risk free interest rate at the time of grant of 3.280%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry of 26.90%, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

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

The following summary presents the warrants granted, exercised, expired and outstanding at June 30, 2008:

                                              Weighted
                                              Average     Aggregate
                                              Exercise    Intrinsic
                                Outstanding    Price        Value
                                -----------   --------   -----------
  Balance, December 31, 2007       750,000      $6.00    $2,250,000
                                -----------   --------   -----------
    Granted                            -          -            -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, June 30, 2008           750,000      $6.00    $2,250,000
                                ===========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at June 30, 2008:

                           Warrants
                          Outstanding                Warrants Exercisable
                           Weighted                 ----------------------
                            Average      Weighted                 Weighted
                           Remaining     Average                  Average
              Number      Contractual    Exercise     Number      Exercise
            Outstanding      Life         Price     Exercisable    Price

  Warrants     750,000    1.48 years      $6.00       750,000      $6.00

Note 19 - SUBSCRIPTION RECEIVABLE

The Company classifies as subscription receivable, amounts of funds that either have not been received or else have been received but not deposited in financial institutions in connection with subscriptions for the issuance of shares. The subscription receivables balance as of June 30, 2008 was $8,000.

Note 20 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $74,130,346 at June 30, 2008. The Company incurred a net loss of $5,081,378 and $ 1,508,321 for the six month periods ended June 30, 2008 and 2007, respectively.

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

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company plans to begin to market its software and communication products in the second half of 2008 and is expected to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company has conducted financing activities during the first and second fiscal quarters and currently plans to raise more monies in this financing during the upcoming quarter and balance of the fiscal year in order to fund its operations. However, there can be no assurance that the Company will generate material revenue from its products and/or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Risk Factors" in Part II, Item 1A below. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2008. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Business Overview

hereUare, Inc. ("hereUare," "HUA," or "the Company") is an Internet technology company developing multiple Internet software and telecom solutions. The company's product suite is intended to offer one integrated platform that serves the majority of a consumer's daily Internet needs.

hereUare's strategy rests on three foundations:

1.  An integrated suite of Internet applications that encourages frequent and ongoing online use and facilitates commerce; and

2.  Channel partnerships in the US and emerging markets, to reach large but underserved customer segments at attractive customer acquisition costs; and

3.  Addressing the trend toward local online communities and highly segmented audiences, for which the online market is paying significant premiums.

The Company's products are designed to provide an online platform for individual Internet users and technologies for small and medium businesses. The hereUare platform and accompanying solutions are a result of seven years of comprehensive research, development, and acquisition packaged into a portfolio of technologies, some of which are pioneering and utilize patent pending technologies that can enhance a user's Internet experience.

hereUare approaches the online industry from a holistic view that focuses on comprehensive daily usage patterns and behaviors rather than serving a single specialized need.  hereUare's integrated product suite is designed to serve four primary Internet revenue segments: a) Consumers, b) Retailers, c) Advertisers, and d) Small & Medium Businesses ("SMBs") and consists of the following five primary applications.

  OneEngine, Search -  Our proprietary search engine is comprehensive and deep and has crawled over a large database of indexed pages providing relevant and most up to date information and is designed for all level of Internet users from novice to expert.

  OneVoice, VoIP - our peer-to-peer Internet voice connection utilizes our advanced patent-pending HUA engineered "click-to-call" and "follow-me-everywhere" custom calling features.

  OneMessage, e-Messaging & Collaboration - our HUA web-based communications tool that allows for group collaboration through emails, shared calendars, tasks, and files based on the latest open-standard Internet technologies with a clustering backend database which when implemented we anticipate will be scalable over large numbers of users.

  OneClassified, Classifieds Advertising - our centralized online marketplace for merchandise, jobs, real estate, automotive, etc. in local communities around the world for the buying and selling of items.

  OneBizDirectory, Internet Yellow Pages - our web-based yellow pages provides businesses with a simple step-by-step template for uploading video and layout of their listing to effectively reach their target customers.

HUA's products are currently in final testing and are planned to be released during the second half of 2008.

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

These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Many are described in Note 2 of our financial statements contained in the annual report on Form 10-KSB as filed on April 15, 2008.  Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on completing its software products and in creating a marketing and sales infrastructure during the three month period ended June 30, 2008. The Company released a portion of its software products during this quarterly period on a limited trial basis.

Revenues and Gross Profit (Loss)

During the three-month period ended June 30, 2008, we only generated sales of $7,819 which was mainly from the Company's VoIP product. Cost of goods sold was $9,563, which included domestic and international telecom termination charges for testing purposes, resulting in a gross loss figure of ($1,745). For the quarterly period ended June 30, 2007 our sales were $10,062 and cost of goods was $17,369 which resulted in a gross loss of ($7,307).

Costs and Expenses

Our costs and expenses include depreciation and amortization expenses, rent, salaries and payroll taxes, professional fees, and general and administrative.

Depreciation and amortization expenses for the quarterly periods ended June 30, 2008 and 2007 were $103,307 and $75,587 respectively. During the three-month periods ended June 30, 2008 and 2007, we incurred rent expenses in the amounts of $121,909 and $60,055 respectively; the increase was due to leasing of our new facilities in Mountain View, California.  We also had $314,233 in salaries and payroll taxes for the three-month period ended June 30, 2008 as compared to $228,113 for the same period in 2007. We paid professional fees in the amounts of $344,889 and $247,131 respectively for same periods in 2008 and 2007.  The increase in the combination of salaries and professional fees for the fiscal 2008 second quarter over the same period last year were primarily due to our hiring additional personnel in sales and marketing, and also our retaining additional consultants in technology and business development. General and administrative expenses for the quarter ended June 30, 2008 were $573,636 which included $386,551 in non-cash option charges. Other components of G&A include: $11,152 for advertising, $12,350 for broadband services, $13,843 for telecom, $37,691 for insurance and $53,225 for travel and entertainment.  G&A expenses for the same period in 2007 were $253,180 including non-cash option charges of $107,363 and $11,672 for promotional services and $29,350 for insurance.

Liquidity and Capital Resources

Stockholders' equity, as of June 30, 2008, was $2,788,056 and net cash used in operating activities was $730,206 for the three months ended June 30, 2008. In the same quarterly period, we raised $1,273,028 from common stock sales financing activities. As of June 30, 2008, the Company had only approximately $814,000 in cash and current liabilities of about $371,000. The Company needs to continuously raise funds for operations subsequent to the quarter ended June 30, 2008. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of June 30, 2008, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, such control.

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

  Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

  In the quarterly period ended June 30, 2008, the Company sold an aggregate of 141,449 shares of common stock to 20 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $9.00 per share for an aggregate proceed of $1,273,028.  All of the investors were accredited investors.

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

  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO.
  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
  Exhibit 32.0 Section 1350 Certifications.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 19, 2008 by the undersigned, thereunto duly authorized.

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
  32.0 Section 1350 Certifications

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

  I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarterly period ended June 30, 2008;

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

  c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

  d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal quarter in this quarterly report that has materially affected or is reasonably like to affect, the registrant's internal control over financial reporting;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date: August 19, 2008

  /s/ Benedict Van
  Benedict Van
  Chief Executive Officer

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

  I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarter period ended June 30, 2008;

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

  c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; as of the end of the period covered by this report based on such evaluation; and

  d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal quarter in this quarterly report that has materially affected or is reasonably like to affect, the registrant's internal control over financial reporting;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date: August 19, 2008

  /s/ Anthony K. Chan
  Anthony K. Chan
  Chief Financial Officer

  Exhibit 32.0

  SECTION 1350 CERTIFICATIONS

  We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

  1. the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: August 19, 2008

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