Form 10-Q
period 2008-09-30
HEREUARE INC
filed 2008-11-14
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of November 14, 2008 is 34,438,313.

hereUare, Inc.
and Subsidiaries

FORM 10-Q

For September 30, 2008

TABLE OF CONTENTS

Part I.	Consolidated Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)
Consolidated Statements of Operations for The Three-Month and Nine-Month Periods ended September 30, 2008 and 2007 (unaudited)
Consolidated Statements of Cash Flows for The Nine-Month Periods ended September 30, 2008 and 2007 (unaudited)
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
Exhibit Index
Certifications

PART I

Item 1. Consolidated Financial Information - (unaudited)

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    2008           2007
                                                (Unaudited)     (Audited)
ASSETS                                         -------------   ------------
  Current assets
    Cash & cash equivalents                     $    81,404    $   705,839
    Account receivable                                1,019           -
    Inventory                                        24,517         21,811
    Prepaid expenses                                 76,985        165,763
    Related party receivable                           -            11,248
                                                ------------   ------------
      Total current assets                          183,925        904,661

  Property & equipment - net                        715,963        399,893
  Software and Leasehold Improvements - net         335,182        326,261
  Deposit                                           185,293        106,990
  Advances                                          170,000        170,000
  Investment                                      1,000,000      1,000,000
                                                ------------   ------------
      Total non-current assets                    2,406,438      2,003,144
                                                ------------   ------------
  Total assets                                  $ 2,590,363    $ 2,907,805
                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable & accrued expenses         $   493,102    $   399,439
    Deferred revenue                                 13,573            247
    Due to related parties                           57,370           -
                                                ------------   ------------
      Total current liabilities                     564,045        399,685
                                                ------------   ------------

  Stockholders' equity
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized                     -              -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,538,313 shares issued;
      34,438,313 shares outstanding
      at September 30, 2008; and
      34,239,864 shares issued and
      outstanding at December 31, 2007                3,454          3,424
    Treasury stock
      100,000 shares; $0.0001 par value             (50,000)          -
    Additional paid-in capital                   77,872,536     71,606,663
    Stock subscription receivable                    (8,000)       (53,000)
    Accumulated deficit                         (75,791,235)   (69,048,968)
    Other comprehensive loss                           (437)          -
                                                ------------   ------------
      Total stockholders' equity                  2,026,318      2,508,119
                                                ------------   ------------
    Total liabilities & stockholders' equity    $ 2,590,363    $ 2,907,805
                                                ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH & NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

                                Three-month Periods Ended   Nine-month Periods Ended
                               --------------------------  --------------------------
                                      September 30,              September 30,
                                   2008          2007          2008          2007
                               ------------  ------------  ------------  ------------

REVENUES, net                  $     6,576   $    11,805   $    23,160   $    27,833
Cost of revenues                     9,601        11,532        27,794        45,971
                               ------------  ------------  ------------  ------------
GROSS PROFIT (LOSS)                 (3,026)          273        (4,635)      (18,138)

COSTS AND EXPENSES
  Depreciation & amortization      105,808        78,747       317,421       202,680
  Rent                             113,439        75,368       323,158       194,752
  Salaries and payroll taxes       349,348       240,319       965,796       685,986
  Professional fees                305,029       155,691       849,424       492,099
  General and administrative       787,393       289,264     4,281,481       752,257
                               ------------  ------------  ------------  ------------
    Total costs and expenses     1,661,016       839,389     6,737,279     2,327,774
                               ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS            (1,664,041)     (839,116)   (6,741,913)   (2,345,912)

OTHER INCOME (EXPENSES)
  Other expense                       -             -             -             (357)
  Interest income                      633           725         2,166         1,406
                               ------------  ------------  ------------  ------------
  Total other income                   633           725         2,166         1,050

LOSS BEFORE INCOME TAXES        (1,663,409)     (838,391)   (6,739,748)   (2,344,862)

INCOME TAXES                          -             -            2,520         1,849
                               ------------  ------------  ------------  ------------
NET LOSS                       $(1,663,409)  $  (838,391)  $(6,742,268)  $(2,346,711)
                               ============  ============  ============  ============

OTHER COMPREHENSIVE INCOME (LOSS)
  Translation adjustment              (437)         -             -             -
                               ------------  ------------  ------------  ------------
  Total comprehensive loss            (437)         -             -             -
                               ============  ============  ============  ============

Basic & diluted weighted average
number of shares outstanding    34,411,230    34,018,001    34,307,515    33,881,107
                               ============  ============  ============  ============
Basic & diluted loss per share      $(0.05)       $(0.02)       $(0.20)       $(0.07)
                               ============  ============  ============  ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

                                                      2008          2007
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(6,742,268)  $(2,346,711)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                 317,421       202,680
        Options granted for services                3,579,875       358,378
        Issuance of shares for services                  -          120,000
        (Increase) decrease in current assets:
          Accounts receivable                          (1,019)       (1,038)
          Inventory                                    (2,706)      (13,922)
          Prepaid expenses                             88,778      (162,797)
          Deposits                                    (78,303)      (60,650)
          Advance                                        -           63,539
          Related party receivable                     68,618
    Increase (decrease) in current liabilities:
          Accounts payable & accrued expenses          96,386        74,527
          Deferred revenue                             13,327          (750)
                                                  ------------  ------------
       Net cash used in operating activities       (2,662,614)   (1,766,744)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                   (483,573)      (73,191)
  Purchase of intangible assets                       (69,070)     (299,236)
  Cash from acquired subsidiary                       (89,768)         -
                                                  ------------  ------------
    Net cash used in investing activities            (642,411)     (372,427)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                45,000       (12,000)
  Proceeds from issuance of common stock for cash   2,686,028     2,095,438
  Repurchase treasury stock                           (50,000)         -
  Receipt from related party                             -           46,791
                                                  ------------  ------------
    Net cash provided by financing activities       2,681,028     2,154,229
                                                  ------------  ------------

Effect of rate changes on cash and cash equivalents      (437)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS   (624,435)       15,058

CASH & CASH EQUIVALENTS, beginning balance            705,839       138,317
                                                  ------------  ------------
CASH & CASH EQUIVALENTS, ending balance           $    81,404   $   153,375
                                                  ============  ============

SUPPLEMENTAL DISCLOSURES:
      Income tax payments                               2,520         1,685
                                                  ============  ============
      Interest payments                                  -             -
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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country. As of September 30, 2008, the subsidiary in Vietnam has not generated revenue for the Company.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2007 on Form 10-KSB.  The results of the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Note 6 - RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the three month periods ended September 30, 2008 and 2007.

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

Note 8 - INVENTORY

Inventories are stated at the lower of cost or market. The Company regularly reviews inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in the Company's cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. As of September 30, 2008, the Company has inventory of VoIP phones and computer servers of $24,517.

Note 9 - PROPERTY AND EQUIPMENT

The property & equipment comprised of the following at September 30, 2008 and December 31, 2007:

                                        September 30,  December 31,
                                            2008          2007
                                         (Unaudited)    (Audited)
                                        -------------  -----------
     Equipment                          $    982,220   $  544,896
     Furniture                               140,318       94,067
                                        -------------  -----------
                                           1,122,538      638,963
     Less accumulated depreciation          (406,574)    (239,070)
                                        -------------  -----------
                                        $    715,964   $  399,893
                                        =============  ===========

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $50,492 and $167,504 for the three-month and nine-month periods ended September 30, 2008; and $47,475 and $102,994 for the same periods in 2007, respectively.

Note 10 - SOFTWARE AND LEASEHOLD IMPROVEMENTS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended September 30, 2008, the Company recognized no impairment.

Software and Leasehold Improvements comprised of the following at September 30, 2008 and December 31, 2007:

                                   September 30,  December 31,
                                       2008          2007
                                    (Unaudited)    (Audited)
                                   -------------  -----------
Domain name                        $     32,321   $   32,321
Software products                       545,512      476,441
Leasehold improvements                   89,768         -
                                   -------------  -----------
                                        667,600      508,762
Less accumulated amortization          (332,418)    (182,501)
                                   -------------  -----------
                                   $    335,182   $  326,261
                                   =============  ===========

Amortization expense was $55,316 and $149,917 for the three-month and nine-month periods ended September 30, 2008; and $31,272 and $99,686 for the same periods in 2007, respectively.

Amortization expenses over the next three years are as follows:

     2008 (remaining period):       $ 38,330
     2009:                          $187,925
     2010:                          $108,927
                                    --------
                          Total     $335,182

Note 11 - PREPAID EXPENSES

Prepaid expenses comprised of the following at September 30, 2008 and December 31, 2007:

                                           September 30,  December 31,
                                               2008          2007
                                            (Unaudited)    (Audited)
                                           -------------  ------------
     Office rent in Vietnam                      41,975        79,800
     Insurance                                   15,409        14,488
     Web design                                    -           57,285
     Other prepaid expenses                      19,601        14,190
                                           -------------  ------------
                                           $     76,985   $   165,763
                                           =============  ============

Note 12 - ADVANCES

As of September 30, 2008, the Company has advances totaling $170,000 made to a non-related parties for developing software for the Company.

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

Note 14 - DEPOSITS

Deposits comprised of the following at September 30, 2008 and December 31, 2007:

                                           September 30,  December 31,
                                                2008         2007
                                            (Unaudited)    (Audited)
                                           -------------  ------------
     Rent deposit - Mountain View          $    114,750   $      -
     Rent deposit - Santa Clara                    -           41,650
     Rent deposit - Los Angeles                   2,189         2,189
     Rent deposit - Vietnam                      10,000        10,000
     Attorney retainer deposit                   50,000        50,000
     Others                                       7,984         3,151
                                           -------------  ------------
                                           $    185,293   $   106,990
                                           =============  ============

Note 15 - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at September 30, 2008 and December 31, 2007:

                                           September 30,  December 31,
                                               2008          2007
                                            (Unaudited)    (Audited)
                                           -------------  ------------
     Accounts payable                      $    355,812   $   237,573
     Accrued litigation                          72,000        72,000
     Accrued expenses                            65,290        89,866
                                           -------------  ------------
                                           $    493,102   $   399,439
                                           =============  ============

Note 16 - COMMITMENTS AND CONTINGENCIES

As a result of litigation against its prior parent corporation, Pacific Systems Control Technology ("PSCT"), PSCT and its subsidiaries, including the Company, entered into a global settlement and mutual release of all claims with a former PSCT employee, on February 11, 2003. Under the agreement, PSCT and the other former parties to the litigation, including the Company, agreed to pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of December 31, 2004, the outstanding balance under the settlement agreement was $72,000. The Company accrued the $72,000 on its financial statements as of December 31, 2004 in the event PSCT is unable to fulfill its obligations under the settlement agreement. The balance of the accrued litigation is $72,000 as of September 30, 2008.

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

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009. The total prepaid rent amounted to $41,975 as of September 30, 2008.

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

During the quarterly period ended September 30, 2008, the Company issued 51,889 shares of common stock for cash amounting to $467,000.

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

On September 2, 2008, the Company granted a total of 200,000 options with an exercise price of $9.00 per share to 3 employees.  These options expire in 5 years and vest over 4 years.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2008:

                                               Weighted
                                               Average     Aggregate
                                               Exercise    Intrinsic
                                 Under Plan     Price        Value
                                ------------   --------   ------------
  Balance, December 31, 2007      7,436,999       1.86    $53,100,173

    Granted                         815,000       9.00
    Lapsed                          800,000       7.08
    Exercised                          -           -
                                ------------   --------   ------------
  Balance, September 30, 2008     7,451,999       2.10    $51,418,793
                                ============   ========   ============

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at September 30, 2008:

                           Options
                          Outstanding                 Options Exercisable
                           Weighted                 -----------------------
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
              Number      Contractual    Exercise      Number      Exercise
            Outstanding      Life         Price      Exercisable    Price

  Options    7,451,999       1.73         $2.10       6,221,164     $1.09

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended September 30, 2008,  include compensation expense for all stock-based compensation awards vested during the annual periods ended December 31, 2007 and 2006, and in the quarterly period ended September 30, 2008, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

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

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the quarterly period ended September 30, 2008 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate at the time of grant of 2.980%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry of 53.36%, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

Under SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expenses recognized in the quarters ended March 31, June 30 and September 30, 2008 were based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The Company recorded $2,786,657 in stock options expense during the quarter ended March 31, 2008, and $360,631 for the quarter ended June 30, 2008, and $423,133 for the quarter ended September 30, 2008.

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

The following summary presents the warrants granted, exercised, expired and outstanding at September 30, 2008:

                                              Weighted
                                              Average     Aggregate
                                              Exercise    Intrinsic
                                Outstanding    Price        Value
                                -----------   --------   -----------
  Balance, December 31, 2007       750,000      $6.00    $2,250,000
                                -----------   --------   -----------
    Granted                            -          -            -
    Exercised                          -          -            -
                                -----------   --------   -----------
  Balance, September 30, 2008      750,000      $6.00    $2,250,000
                                ===========   ========   ===========

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at September 30, 2008:

                           Warrants
                          Outstanding                Warrants Exercisable
                           Weighted                 ----------------------
                            Average      Weighted                 Weighted
                           Remaining     Average                  Average
              Number      Contractual    Exercise     Number      Exercise
            Outstanding      Life         Price     Exercisable    Price

  Warrants     750,000    1.22 years      $6.00       750,000      $6.00

Note 19 - SUBSCRIPTION RECEIVABLE

The Company classifies as subscription receivable, amounts of funds that either have not been received or else have been received but not deposited in financial institutions in connection with subscriptions for the issuance of shares. The subscription receivables balance as of September 30, 2008 was $8,000.

Note 20 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $75,791,235 at September 30, 2008. The Company incurred a net loss of $6,742,268 and $2,346,711 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company plans to begin to market its software and communication products after the end of the third fiscal quarter, and is expected to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company has conducted financing activities during the first three quarters of 2008 and currently plans to raise more monies in this financing during the upcoming quarter and balance of the fiscal year in order to fund its operations. However, there can be no assurance that the Company will generate material revenue from its products and/or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2008. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

HUA's products are currently in final testing and are planned to be released beginning with the last quarter of 2008.

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

Results of Operation

The Company, whose name was changed from PeopleNet International Corporation to hereUare, Inc. on March 26, 2007, focused on completing its software products and in creating a marketing and sales infrastructure during the three month period ended September 30, 2008. The Company released a portion of its software products during this quarterly period on a limited trial basis.

Revenues and Gross Profit (Loss)

During the three-month period ended September 30, 2008, we only generated sales of $6,576 which was mainly from the Company's VoIP product. Cost of goods sold was $9,601, which included domestic and international telecom termination charges for testing purposes, resulting in a gross loss figure of $3,026. For the quarterly period ended September 30, 2007 our sales were $11,805 and cost of goods was $11,532 which resulted in a gross profit of $273.

Costs and Expenses

Our costs and expenses include depreciation and amortization expenses, rent, salaries and payroll taxes, professional fees, and general and administrative.

Depreciation and amortization expenses for the quarterly periods ended September 30, 2008 and 2007 were $105,808 and $78,747 respectively. During the three-month periods ended September 30, 2008 and 2007, we incurred rent expenses in the amounts of $113,439 and $75,368 respectively; the increase was due to leasing of our new facilities in Mountain View, California.  We also had $349,348 in salaries and payroll taxes for the three-month period ended September 30, 2008 as compared to $240,319 for the same period in 2007. We paid professional fees in the amounts of $305,029 and $155,691 respectively for same periods in 2008 and 2007.  The increase in the combination of salaries and professional fees for the fiscal 2008 third quarter over the same period last year were primarily due to our hiring additional personnel in sales and marketing, and also our retaining additional consultants in technology and business development. General and administrative expenses for the quarter ended September 30, 2008 were $787,393 which included $423,587 in non-cash option charges. Other components of G&A include: $131,435 for advertising and trade show, $10,286 for broadband services, $13,592 for telecom, $40,015 for insurance and $28,399 for travel and entertainment.  G&A expenses for the same period in 2007 were $289,264 including non-cash option charges of $156,774 and $14,492 for promotional services and $28,436 for insurance.

Liquidity and Capital Resources

Stockholders' equity, as of September 30, 2008, was $2,026,318 and net cash used in operating activities was $904,753 for the three months ended September 30, 2008. In the same quarterly period, we raised $467,000 from common stock sales financing activities. As of September 30, 2008, the Company had only approximately $81,404 in cash and current liabilities of about $564,045. The Company needs to continuously raise funds for operations subsequent to the quarter ended September 30, 2008. Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. The Company is beginning to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing financing, and if so on attractive terms.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2008, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, such control.

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

  Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds.

  In the quarterly period ended September 30, 2008, the Company sold an aggregate of 51,889 shares of common stock to 8 individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $9.00 per share for an aggregate proceed of $467,000.  All of the investors were accredited investors.

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

  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO.
  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
  Exhibit 32.0 Section 1350 Certifications.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 14, 2008 by the undersigned, thereunto duly authorized.

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
  32.0 Section 1350 Certifications

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO

  I, Benedict Van, Chief Executive Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarterly period ended September 30, 2008;

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

  Date: November 14, 2008

  /s/ Benedict Van
  Benedict Van
  Chief Executive Officer

  Exhibit 31.1

  Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO

  I, Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of hereUare, Inc. for the quarter period ended September 30, 2008;

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

  Date: November 14, 2008

  /s/ Anthony K. Chan
  Anthony K. Chan
  Chief Financial Officer

  Exhibit 32.0

  SECTION 1350 CERTIFICATIONS

  We, Benedict Van, Chief Executive Officer and Anthony K. Chan, Chief Financial Officer, of hereUare, Inc., a Delaware corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of our knowledge:

  1. the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: November 14, 2008

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