Form 10-K
period 2008-12-31
HEREUARE INC
filed 2009-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-33033

hereUare, Inc.
(Name of registrant in its charter)

Delaware	02-0575232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

228 Hamilton Ave., 3rd floor
Palo Alto, CA 94301
(Address of Principal Executive Offices including Zip Code)

(650) 798-5288
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes         ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes         ☒ No

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes         ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes         ☒ No

Aggregate market value of common stock held by non-affiliates at March 31, 2009:  $ 123,819,237 (see Note A)

Number of shares of common stock outstanding at March 31, 2009: 34,438,313

DOCUMENTS INCORPORATED BY REFERENCE:   None

Note A: Based upon the $9.00 price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.

Total Number of Pages: 65
Exhibit Index is on Page 62

HEREUARE,  INC.

2008 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our product development, product release, marketing, fundraising and expansion plans, and our objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Description of Business—Risk Factors Affecting Future Performance" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov ..

Item 1. Business.

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

hereUare applications:

•
hereUareEngine, Search - a powerful and intelligent search tool that efficiently delivers applicable information from the Internet in a simple and precise presentation through its unique hereUare patent pending "relevancy search bar".  hereUareEngine is capable of searching over 10 billion indexed pages, providing powerful information and is designed for all types of users from novice to expert.  hereUare had indexed 10 billion pages but discovered that a majority of the indexed pages were duplicates or contained SPAM . hereUare has developed a methodology to filter pages as they are indexed in order to help avoid (but not entirely eliminate) duplicate pages and SPAM.  hereUare is the process of indexing pages using this filter and thus has not yet achieved its goal of a 10 billion page index but plans to do so during 2009, although no assurance of success can be given.

•
hereUareClassifies, Classified Advertising - our centralized online marketplace for merchandise, jobs, real estate, automotive, etc. in local communities around the world for the buying and selling of items.

•
hereUareMessage, e-Messaging & Groupware - a HUA web-based office tool that allows for group collaboration through emails, group emails, and shared calendars and tasks, using a concentrated common interfaced network and database.

Additionally, HUA has developed and plans to launch “hereUareVoice, VoIP”, a peer-to-peer Internet voice connection which would use advanced patent-pending HUA engineered "click-to-call" and "follow-me-everywhere" custom calling features.  This application’s cost-structure, primarily inter-connects with telephone and cell phone providers, has made it fiscally unfeasible for HUA at this time, but the Company plans to launch this application in the future.

Every HUA application is interconnected through the interchangeable functionalities of each application. For example, a user can click a phone number from a website generated from our hereUareEngine search to order a pizza through our hereUareVoice VoIP, when released, or conversely click a phone numbr from a user’s hereUareMessage contact list to place a call.  Both functions are enabled without the requirement of a user to insert user data or information.  This level of seamlessness is designed to increase user efficiency, while greatly enhancing the overall ease-of-use for a user.  hereUare believes there is a direct correlation between product integration and the success of a business that relies on the Internet as its point of sale.

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

Through the intuitive integration of various technology channels, hereUare’s goal is to place an all-in-one communication solution at the fingertips of its users. It is our mission to build useful online applications that collaborate with any device, anywhere, that meet and exceed the far-reaching expectations of our diverse users.

HUA Applications and Solutions

As a daily Web destination, hereUare intends to offer a Product Suite of four key revenue producing applications.  Providing a valuable sense of the style that is illustrated in the design of our applications, our desire is to present a warm and welcoming presence for any community on the Internet today. It is our intention to continue developing unique applications that provide daily relevance to any user, anytime whether it applies to our search, VoIP, or messaging technology. The direction of the Company over the past several years is to place a premium on quick, easy and efficient online tools that enhance the online experience for any user.

hereUareEngine Search

The hereUareEngine search solution stems from two primary design philosophies: 1) a "green" search engine that is environmental responsible and 2) a search style that's easily navigated regardless of the user's experience level.  This solution offers comprehensive and relevant search results which will eventually access over 10 billion indexed pages.  The required software that powers hereUareEngine search uses less hardware than typically used by our competitors to search indexed pages; hence, the "green" search solution which uses less energy. This equates to a lower capital requirement and operating cost; one of the product's key competitive advantages. In addition to the "green" search engine, hereUare offers a search style that categorizes the keyword search to allow further refinement without requiring the user to use a sophisticated Boolean search approach.

hereUareEngine Search features:

•
Dynamically generated graphical indicators of relevant content - HUA provides a unique way to indicate the level of relevancy of a search result. This allows the user to easily identify the most relevant search data results rather than reading a long list of content that is potentially not of interest or relevant to the user.

•
Large search library – will consist of over 10 billion indexed pages once HUA completes the indexing process.  hereUare had believed it already had indexed over 10 billion pages but discovered that a majority of the pages were duplications or contained spam and as a result, hereUare has less than one billion indexed pages currently.  Our hereUare Engine search product requires us to increase the number of indexed pages to over 10 billion in order to be effective.  As a result, we have developed and implemented some new technologies in order to eliminate the page duplications and spam that existed in our prior number of indexed pages and we are crawling or spidering the web in order to increase the number of indexed pages.  We are not planning to offer our hereUare search engine product until after we have indexed close to 10 billion pages for our hereUare Engine software to search. When complete, this will be an entry barrier to any new search engine.  It is time-consuming and expensive to build a library of billions of indexed pages for a competitive result and there can be no assurance of when hUa will have a complete library.

•
More efficient scaling algorithm - requiring significantly less servers compared to the competition in the market when indexing the same number of pages.  This is achieved through advanced proprietary software and indexing algorithms.

•
High relevancy - supports sophisticated search queries allowing nested Boolean format for experts, and also supports simple step-by-step searches, leading novices through categories to the most relevant information they seek.

•	Search query – hereUare Engine query results include all common formats such as PDF, Microsoft Word, Power Point, Excel and Postscript documents.

hereUareEngine search engine is supported by an advertisement server which is designed to provide the Company with a powerful revenue-generating source. With hereUareEngine acting as the backbone of the HUA product suite, particularly hereUareClassifies, the Company is poised to offer effective methods for advertisers to narrowly target their online marketing campaigns across hereUare's product suite and applications.

hereUareVoice VoIP

The hereUareVoice Voice over Internet Protocol (VoIP) telephony solution will offer a peer-to-peer (P2P) connection, delivering high quality audio while requiring minimal bandwidth.  The service will work over almost any Internet connection, even at dial-up access speeds.  The hereUareVoice VoIP service will be managed through our HUA engineered 'Softphone' a multi-media user interface that works in association with our VoIP technology.  It serves as a dialing pad for initiating calls directly from a PC to any receiving device over the Internet. The Softphone applet is downloaded from the hereUare website as a stand-alone onscreen phone.

For versatility, the Softphone supports an external phone or headset connected to a computer for dialing and receiving calls.  The Softphone is designed to be a multi-media communication portal, which when expanded incorporates and connects to –hereUareEngine and hereUareMessage.

hereUare does not intend to charge customers monthly fees or connection charges for hereUareVoice VoIP, or to require a user contract for VoIP service.  Calls made between two hereUareVoice connections will be free from anywhere in the world. For calls made outside of the hereUare community, hereUare will offer one of the most competitive international rates on the market.  However, the cost of these inter-connects is prohibitive for the Company at this time and will remain until the Company has substantial cash on hand.  Yet, the Company believes that being able to offer such interconnects is essential to the success of hereUareVoice.  Therefore, the Company does not currently plan to be offering this product except on a limited basis until after the Company has raised approximately one million dollars in financing.

Planned hereUareVoice VoIP Features:

•	Peer-to-peer connection - resulting in low voice delay.
•	Direct Inward Dialing (DID) - offering maximum privacy by allowing users from outside the hereUare network to reach a hereUare VoIP user without the need to give out any personal number.
•	Follow-me-everywhere call forwarding capability - allowing users to direct calls to their land or mobile number, even when the computer is not online.
•
Click-to-Call - a patent-pending HUA engineered technology that is capable of detecting a phone number in a web browser and allowing the hereUareVoice or VoIP user to initiate a call by simply clicking on the number.

The company holds an International FCC 214 license and is telecom compliant for all tariff requirements in the United States.

Click-to-Call and Pay-per-Call Market Opportunity

Although the Click-to-Call (CTC) will be a feature built into our hereUareVoice solution, the application will be powerful enough to stand on its own as a unique online downloadable browser tool.  hereUare's CTC will take consumers directly to advertisers and retailers in one step by clicking on the displayed phone number resulting from a search or an advertisement.  The hereUare patent-pending CTC technology will immediately connect users to their selected destination from any web page. This feature will take targeted marketing campaigns to the next level by providing a convenient way for impulse buyers and advertisers to achieve immediate satisfaction.

The CTC feature will allow hereUare to be innovative with its business proposal to advertisers by allowing a "pay-per-call" model.  According to this model, the advertisers will pay only when a customer initiates a call.  The billing will be reversed so that the caller does not pay, rather the advertiser subsidizes the cost of the call. Businesses will greatly benefit from this model as it minimizes the investment risk for their advertisement dollars and provides a powerful way to capture their audience.  Consumers will benefit from this convenience, while at the same time their privacy is protected, because their home numbers and personal information are shielded.  Businesses are able to self-manage the tools such that they do their own "auditing" of the efficacy of the pay-per-call advertising; thus, they improve the return on investment of their online marketing campaigns. The hereUare CTC model will eliminate the click fraud experienced by many advertisers.  By including "pay-per-call" in its service offerings, hereUare expects to be able to increase VoIP and advertising revenue, plus increase market shares through push and pull marketing.

Studies by the Kelsey Group indicate that the response rate for telephone-based ads is 8%, compared with 3% for Pay-per-Click ads.  hereUare's CTC feature has the potential, if properly positioned and successful, to capture a significant share of this new emerging market.

hereUareClassifies Classified Advertising

hereUareClassifies allows consumers and businesses to buy, sell, advertise, and connect to the discussion forums based on topics like business, relationships, entertainment, and shopping. hereUareClassifies provides advertisers with simple uploading for their listings through the use of pictures and step-by-step descriptions that allow users to instantly start utilizing the services.

hereUareClassifies features:

•	Multiple options - from a simple basic service plan to a premium package
•	Self-managed listings - with simple step-by-step walkthrough and visual ad displays
•	Priority Ranking - options which keep an ad on the top of the category in which it is posted to improve response and generate more advertising exposure
•	Differentiating capability - allow listings with a variety of font options for ad text
•	Sponsored Links - in any category, help businesses stand out

While the main portion of the hereUareClassifies product has been developed, further testing is required and launch is currently planned during the second quarter of 2009 provided the required testing is successful and the Company raises adequare financing.

hereUareMessage e-Messaging & Groupware

hereUareMessage offers a powerful and simple solution for messaging with collaborative applications for the SMB market and email hosting business.  The application is a web-based design which provides SMBs with a collaborative tool to support multiple office locations in a shared-management environment.  The web-based messaging solution reduces IT overhead for businesses.

hereUareMessage provides a user-friendly graphical web-based interface with instant access to information. Email messages, contacts, appointments and tasks are clearly arranged and easy to manage from almost any location, anywhere. Users are provided with a choice to assign tasks, appointments and information as private and/or public for others to view.

In addition to providing publicly accessible basic features free of charge that are comparable to the largest email systems available from market leaders such as Yahoo and Google, our hereUareMessage system will also provide paid solutions for more demanding users and SMBs such as private domain names, file sharing, and calendar sharing.

The Company believes that hereUareMessage is ready for release and once the Company raises approximately two hundred thousand dollars, the Company intends to recruit and retain a sales team and release hereUareMessage.

The Market for HUA Applications

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

VoIP technology has advanced drastically in recent years as voice quality and call stability has improved. This trend will lead to greater market opportunities as individual consumers and businesses accept the technology as a low cost option to traditional telecom solutions.   This application is in the initial stages of growth and is expected to continue to expand in worldwide acceptance as VoIP technology is more readily understood and accepted

HUA Marketing Plan

Our initial marketing strategy is to market hereUare message to the SMB market.  This approach focuses on both on direct sales and also channel development with value-added resellers (VARs) and distributors who will offer our hereUareMessage messaging product line to SMBs and enterprises.  If we are able to gain traction with this product, and if we are able to complete the hereUareClassifies product and index 10 billion pages for the hereUareSearch product, the Company intends to release these two products along with hereUareVoice, and thereby market a suite of interrelated products.

For this suite, our planned marketing strategy approaches the market from three different perspectives, with the primary goal of driving adoption of hereUare's applications. Our first approach would focus on building brand awareness primarily through online advertising and eyeball acquisition of carefully placed and strategically located ads and links that draw attention to the hereUare Search page that will be the Company's landing page. The HUA marketing team has identified multiple sites as co-branding partners which will host HUA search and links. As a central destination web page, the HUA landing page is designed to lead users into the company's other applications.

The second prong for marketing once our product suite is available would be an active public relations campaign where the Company and its applications are promoted through a viral marketing approach that attract interested users through word of mouth. Active viral marketing or viral advertising refers to marketing techniques that use pre-existing social networks to produce or increase in brand awareness, through a self-replicating or viral process using social connections and word-of-mouth or online Internet dialogue to enhance the power of online networking. Viral marketing is a unique online phenomenon that facilitates and encourages people to pass along fresh ideas, concepts and products, and therefore market a message voluntarily. Viral promotions may take the form of video clips, interactive games, images, or emails and have proven very effective in recent years, as proven by the success of YouTube, MySpace and Facebook. Some data suggest that a satisfied customer tells an average of three people about a product or service he/she likes, and eleven people about a product or service which he/she did not like.  Viral marketing is based on this natural human behavior, and has been very useful to the online community in promoting ideas, concepts and products.

Our third approach for marketing once the product suite is available would center around the establishment of relationships with large communities for positioning HUA as the default user gateway or portal to the Internet.  As described below, HUA had identified large communities of Internet users among unique demographic groups in the USA and in Asia.

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are attempting to establish relationships with community groups in the U.S., Vietnam and China. These relationships, if established, can give us access to user gateways of a large number of users that play an essential role in the success of our commercial launch for our hereUareEngine, hereUareVoice, and hereUareMessage applications.  Our goal is to establish these relationships on the basis of hereUare being the default user gateway.  We would direct our marketing programs toward a vertical focus through promotion with sponsorships, radio stations, bulletin board groups, and community events. These relationships could drive traffic through HUA products, and the strategy is designed to attract eyeballs to the hereUare website; this could enable a network effect that stems from self-proliferating community behavior.

We plan to employ both online and offline components in our sales-focused campaign.  Online initiatives will include keyword advertisements, targeted banner advertisements, email lists, and contextual text links.  Offline campaigns will focus on direct marketing strategies that will include mailings and inserts in relevant publications.  Our direct sales team will establish channels with value-added resellers (VARs) and distributors to expand and actively reach the enterprise market with our messaging (and eventually VoIP) solutions.

International Strategy

Currently, the Company is not marketing its products outside the United States.  However, uniquely positioned, hereUare's executive team has established strong working relationships with the relevant branches of the governments of Vietnam and China.  These relationships are critical to entering the Asia market, where economies are projected to continue double digit growth well into the next decade.  These relationships potentially are a key competitive advantage for hereUare over competitors who face high barriers of entry in these markets.

Vietnam and China have historically had poor telecom infrastructure. The development and establishment of VoIP as a communication alternative will meet the immediate needs of many users that cannot afford traditional telecom infrastructure.  The VoIP solution provides voice connectivity without the extra cost of data infrastructure, while it provides greater access to telecom products without a high termination fee.  With a communication infrastructure that is still under developed in these countries, VoIP is an easy, cost-efficient solution. In these countries, government approval is vital and necessary for rolling out and distributing our VoIP product solution. The hereUareMessage e-messaging application is another cost-effective solution to the communication problems that continue to exist in these countries.  The hereUare messaging system includes an email hosting solution that scales from small business to governmental level usage.  This allows the government the flexibility to support and control the development of communication tools in regions that lack investment capital.

hereUare presently has an office in Vietnam where it undertakes a substantial portion of its engineering and operations activities.  In doing so in a location with lower labor and overhead costs, hereUare has been able to reduce the costs of such activities.

Branding Strategy

The Internet is a consumer market in which brand recognition is essential to any viral marketing campaign for the attraction and retention of traffic.  Therefore, hereUare has carefully studied and selected its brand and domain name. Extensive focus group studies indicate that the hereUare name suggests and promotes a central Internet destination that serves all the needs of the user.  As a brand, the hereUare message delivers the company's mission as a one-stop destination, where any device can be used, any where, any time. "hereUare" is easily pronounced and understood by non-English speaking users, which enhances its acceptance as a global brand. Generally speaking, the Internet domain name has become a valuable commodity. As a result, it has become a serious challenge to find a name that will resonate with consumers, while serving as a company's mission. hereUare has overcome this challenge successfully, with its easily understood name and products registered and trademarked.

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

The Company has been granted two US patents:

•	Granted February 2006 - method and system for simulating multiple independent client devices in a wired or wireless network;
•	Granted February 2007 - system for distributed network authentication and access control.

The Company has not included the use of the technology covered by these two patents in its current plans.

We have U.S. patents pending covering aspects of our hereUareEngine and hereUareVoice applications, which we cannot be sure will be granted or if they are granted will be valid and enforceable and of a scope to cover aspects of commercial importance. We cannot predict whether the failure to obtain these patents or the invalidation of any patents we obtain would result in the introduction of competitive products which would adversely affect our future revenues. We presently intend to pursue any infringement of patents which issue from these applications either by litigation, arbitration, or negotiation. However, there can be no assurance that any of our patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged.

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

Employees

As of March 31, 2009, we have four full-time employees.  In order to conserve cash, thirteen employees in Vietnam have been put on leave without pay.  Assuming the Company can raise the necessary financing, the Company plans to re-hire them, perhaps as early as May 1, 2009, although no assurance can be given.

Risk Factors Affecting Future Performance.

We lack revenue history and currently do not have a proven business model to generate revenue.   Absent revenue, our business will fail.

In the past years, we have concentrated on developing our products and have not generated significant revenues.  We have only recently begun testing our products and services on a limited basis and have generated minimal revenues.  There can be no assurance that as we roll-out our products, we will be able to generate material revenues from them.  Many of our services, such as search and VoIP, have been historically offered free of charge to users, with companies depending upon advertising to generate revenues.  There can be no assurance that we will be able to persuade advertisers that it is cost effective for them to pay us for advertising their products and services.  Even if we are successful initially in generating advertising revenue, there can be no assurance that we will be successful long-term.  hereUareMessage has not generated any revenue to date and is the product from which we plan to receive most of our revenue in the near-term.  Because we have no experience in selling hereUareMessage, there can be no assurances that we will be successful in generating revenue from it.

We have never been and may never become profitable. We will need to be profitable in order to succeed.

We have never been profitable. In fact, during both fiscal 2007 and 2008, we were not even able to operate with a gross profit. There can be no assurance that we will ever generate a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.

We expect to incur operating losses for the foreseeable future.

Some of our products are still in the developmental stage, and prior to completing the commercialization of our products, we anticipate that we may incur operating expenses without realizing substantial revenues, for example while indexing 10 billion pages for hereUare Search.  We therefore expect to incur losses into the foreseeable future.

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

Our dependence on new products and enhancements to current products means that we are dependent upon our research and development team for key components of our platforms and delivery systems and technical or personnel issues could delay the launch of our products and reduce acceptance rates of our products.

We depend on our research and development department for the delivery of components integral to our systems.  Our reliance on these teams creates risks related to our potential inability to launch our systems.  Specifically, we depend or may in the future depend on these teams to write software code to power our systems or to help implement them, such as indexing ten billion pages for hereUareSearch.  Any interruption of our technology development could significantly delay the introduction or update our products and have a material adverse effect on our revenues, profitability and financial condition. Within the last year we have abandoned two products: OneBizDirectory (a web-based yellow pages) and OneUniverse (a social networking platform), in part because of team issues and in part due to market conditions.  There can be no assurance that we will be able to continue with our new product development  and the enhancement of our current products and failure to do so may requires us to abandon additional products.

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

As of December 31, 2008 we had cash of only $6,900 and working capital of ($835,625). Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking substantial financing to launch our products and services and to pay down our third party accounts payable and accrued expenses of $482,403 as of December 31, 2008, the loss we incurred during the first quarter of 2009, and our debt to related parties ($309,070 as of December 31, 2008), there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial funding for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition.

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

We are substantially dependent on the continued services of our senior management, including our chief executive officer, Benedict Van, and our chief technical officer (name withheld due to privacy purposes). These individuals have acquired specialized knowledge and skills in the Internet industries and our business operations. The loss of any of these individuals could harm our business. Additionally, within the past year, we have experienced a great deal of turnover.  Our CFO resigned, effective as of December 4, 2008, and our engineering manager in charge of certain new product development previously resigned.  Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel, particularly sales people.  The competition for such executives and for other highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.  Because the success of hereUareMessage is highly dependent on sales personnel, if we do not succeed in recruiting, retaining and motivating top sales people, the success of our hereUareMessage launch could be in jeopardy.

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

Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 48.01% of our issued and outstanding capital stock as of December 31, 2008.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

•	limit shareholders' ability to elect or remove directors;
•	delay or prevent a change in the control;
•	impede a merger, consolidation, take over or other transaction involving the Company; or
•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Year	Expense	Sub-lease	Net Expense
2008	$88,279	$44,715	$43,563
2009	$90,987	$90,987	$-
2010	$93,666	$93,666	$-
2011	$43,458	$43,458	$-

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

Due to the Company’s precarious cash position during and since the fourth quarter of 2008, it has not made rent payments on the Terra Bella lease since 2008 and is currently in default and in discussion with the landlord about how to handle the situation.  Until the situation is resolved, the Company is leasing office space at Hamilton Avenue Palo Alto on a month-to-month basis at a rent of approximately $300 per month.

 Item 3. Legal Proceedings.

No lawsuits or proceedings are currently pending against hereUare.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

There is currently no active market for our securities.

Holders

As of December 31, 2008 there were 289 holders or record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarterly period ended December 31, 2008, the Company sold an aggregate of 5,000 shares of $0.0001 par value common stock to one couple in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The  shares were sold at $9.00 per share for aggregate proceeds of $45,000. These shares have not been issued yet. The couple were accredited investors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of Registrant or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18(a)(3)) of shares of Registrant's $0.0001 par value common stock during the fourth quarter of fiscal 2008.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the Company's as of and for the fiscal years ended December 31, 2008 and 2007. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our product development, product release, marketing, fundraising and expansion plans, and our objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for may reasons, including the factors described under "Description of Business—Risk Factors Affecting Future Performance" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

•	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and
•	We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

•	The Company expects to apply the provisions of Statement of Position 97-2 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

These Company's most critical accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

hereUare, whose name was changed from PeopleNet International Corporation on March 26, 2007 to hereUare, Inc., was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and PSCT distributed its shares of hereUare to the shareholders of PSCT as of the record date of January 16, 2002. Throughout the year ended December 31, 2008, the Company was primarily developing products and was not generating material revenues.

Revenues and Gross Profit (Loss)

During the year ended December 31, 2008, we only generated sales of $27,737 which was mainly from the Company's VoIP product. Cost of goods was  $32,485 which included domestic and international telecom termination charges for testing purposes, resulted in a gross loss figure of $4,748.  Revenue for the year ended December 31, 2007, also primarily from the VoIP product, was $35,996 and cost of goods was $56,776 resulting in a gross loss of $20,780.

Development of our Internet software technologies has generally been completed as of year end 2008, and we plan to attempt to market our hereUare Message e-messaging and groupware products to small and medium-sized businesses beginning in the second quarter of 2009.  However, there can be no assurance that we can generate significant sales from such attempts. We are currently not intending to market our hereUare Voice VoIP software due to interconnect and other costs until we are on a more secure financial footing.  Our hereUare Engine search product requires us to increase the number of indexed pages in order to be effective as we implemented some new technologies in order to eliminate the page duplications that existed in our prior number of indexed pages due largely from spam.  We also are not planning to offer our hereUareEngine search engine product until after we have indexed close to 10 billion pages for our hereUare Engine software to search.

Costs and Expenses

Our depreciation and amortization expenses were $415,575 and $297,932 for the years ended December 31, 2008 and 2007.  Most of the increase was due to equipment purchases during 2008.

Our rent expenses were $402,423 and $278,452 for the years ended December 31, 2008 and 2007.  Of the $402,423 for 2008, $326,782 was for our US locations and $72,719 was for our Vietnam location.  Of the $278,542 for 2007, $244,822 was for our US locations and $33,630 was for our Vietnam location.  The main part of the increased rent in 2008 versus 2007 in our US locations involved our moving our principal executive offices from the Techmart in Santa Clara, which had a lower rent, to our larger Mountain View facility, which has a greater rent, and which also required us to pay double rent for several months until we could find a subtenant for our Techmart space.  The increased rent in Vietnam resulted from our occupying our Vietnam facility for the full year instead of only four months.

Our payroll expenses were $1,106,375 which reflected a slight increase in engineering and marketing staff as compared to $956,820 for the previous year.  For the year ended December 31, 2008, we also incurred professional fees of $934,741 which included $181,258 for legal, $18,181 for accounting, $735,302 in consulting fees for software engineering and business consultation, and $7,514 for agent fees. In the prior year, we had professional fees in the amount of $700,135 which included $158,041 for legal, $55,486 for accounting, $336,119 in consulting fees for software engineering and business consultation, and $120,000 of non-cash compensation for financial advisory services.  The bulk of the increase in professional fees in 2008 versus 2007 was therefore in consulting fees for software engineering and business consultation, which increased by $344,944, with most of that increase being from increased engineering fees.

General and administrative expenses for the year ended December 31, 2008 were $4,122,645 which included $3,223,391  in non-cash option expenses estimated by using a Black-Scholes option pricing model, $168,728  for insurance premiums, $179,450  for travel and entertainment, $40,168  for advertisement, $46,927 for phone, $66,121  for broadband services, $59,497  for supplies and $143,498  for R&D expense.  G&A expenses for the previous year were $1,785,135 which included non-cash option expenses in the amount of $1,192,618, $107,468 for insurance premiums, $207,920 for travel and entertainment, $59,740 for advertisement, $43,605 for phone, $25,705 for broadband services, $29,680 for supplies and $24,000 for R&D expense.  Our non-cash option expenses increased largely because of the expenses associated with options granted in the second half of  2007 and in 2008 which had increased expense per option due to the increased sales price to investors of our common stock.

As a result of foregoing factors, our net loss was $8,156,861 for the year ended December 31, 2008, as compared to $4,039,533 for the year ended December 31, 2007. Net loss per share increased to $0.24 in 2007 from $0.12 in 2007, while weighted average number of shares outstanding increased to 34,340,393 by the end of the year 2008 from 33,967,404 of a year ago.

Liquidity and Capital Resources

Net cash flow for the twelve months ended December 31, 2008 was a negative $698,939. There was a net inflow of $2,726,028 from financing activities. Cash flow from operating activities was a negative $2,829,535 on a consolidated basis while net cash used in investing activities was $597,318.

Our Company has not generated significant revenues from our operations over the last several years and management remains doubtful that enough revenues can be generated from operations in the next twelve months to cover the cost of our operations. In addition, as of December 31, 2008, we had cash of only $6,900 and working capital of ($835,625).  As a result of our weak cash position, we are in default of some of our contractual obligations, including our Terra Bella  Avenue lease.  We will be seeking substantial funding within the next year to pay down our accounts payable and accrued expenses of $511,472 as of December 31, 2008, the loss we incurred during the first quarter of 2009, and for introducing and marketing our hereUare Message e-messaging and groupware software product. Otherwise, we may not be able to survive and will not be able to introduce such software in a large-scale manner and may have to scale down or cease our operations.

As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. During fiscal 2008, the Company raised approximately $2.7 million from the sale of approximately 0.3 million shares while during fiscal 2007 the Company raised approximately $3.5 million from the sale of approximately 0.5 million shares. The independent auditor's report on the Company's December 31, 2008 financial statements included in this report states that there is substantial doubt about our Company's ability to continue as a going concern. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available and we may have to cease our operations entirely. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 31 through 50 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hereuare Communications, Inc.
(formerly known as PeopleNet International Corporation)

We have audited the accompanying balance sheets of Hereuare Communications, Inc. (formerly known as PeopleNet International Corporation) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hereuare Communications, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2008 of $77,205,829 including net losses of $8,156,861 for the year ended December 31, 2008. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April  10, 2009

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,900	705,839
Account receivable	106	110
Inventory	-	21,811
Prepaid expenses	35,301	165,653
Related party receivable	-	11,248
Advances for software development	-	170,000
Total Current Assets	42,307	1,074,661

PROPERTY AND EQUIPMENT-NET	701,289	399,893
INTANGIBLE ASSETS-NET	206,608	326,261
DEPOSITS	185,293	106,990
INVESTMENT	-	1,000,000
Total Non-Current Assets	1,093,190	1,833,144

TOTAL ASSETS	$1,135,496	2,907,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$511,472	399,439
Deferred revenue	12,390	247
Due to related parties	309,070	-
Shares to be issued	45,000	-
Total current liabilities	877,932	399,685

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value;
100,000,000 shares authorized;
34,438,313 shares issued and 34,338,313 shares outstanding as of December 31, 2008and 34,239,864 shares issued and outstanding as of December 31, 2007.	3,454	3,424
Treasury Stock; 100,000 shares	(10)	-
Additional paid in capital	77,466,062	71,606,663
Subscription receivable	(8,000)	(53,000)
Accumulated deficit	(77,205,829)	(69,048,968)
Translation Adjustment	1,886	-
Total stockholders' equity	257,563	2,508,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,135,496	2,907,805

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
NET REVENUE	$27,737	$35,996
COST OF GOODS SOLD	32,485	56,776
GROSS LOSS	(4,748)	(20,780)

OPERATING EXPENSES
Depreciation and amortization	415,575	297,932
Rent	402,423	278,452
Salaries and payroll taxes	1,106,375	956,820
Professional fees	934,741	700,135
Impairment of advance	170,000	-
Impairment of investment	1,000,000	-
General and administrative expenses	4,122,645	1,785,135
Total operating expenses	8,151,760	4,018,475

LOSS FROM OPERATIONS	(8,156,508)	(4,039,255)

OTHER INCOME (EXPENSE)
Other expense	-	(357)
Interest income	2,167	1,928
Total Other Income/(loss)	2,167	1,571

LOSS BEFORE INCOME TAXES	(8,154,341)	(4,037,684)

INCOME TAX	2,520	1,849

NET LOSS	(8,156,861)	(4,039,533)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,886	-

NET COMPREHENSIVE LOSS	$(8,154,975)	$(4,039,533)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	34,340,393	33,967,404

BASIC AND DILUTED NET LOSS PER SHARE	$(0.24)	$(0.12)

*Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Treasury stock				Other		Total
	Number of		Number of		Additional	Subscription	comprehensive	Accum.	stockholders'
	shares	Amount	shares	Amount	paid in capital	Receivable	income	deficit	equity (deficit)

Balance as of January 01, 2007	33,704,668	$3,371			$66,461,460	$(12,000)	$-	$(65,009,435)	$1,443,396

Shares issued for cash	508,195	51			3,513,912	(53,000)	-	-	3,460,963

Cash received for subscription receivable from 2006	-	-			-	12,000	-	-	12,000

Shares issued for exercise of stock options	7,001	1			14,001	-	-	-	14,002

Shares issued for services	20,000	2			119,998	-	-	-	120,000

Write-off of old liability	-	-			304,673	-	-	-	304,673

Option expenses	-	-			1,192,618	-	-	-	1,192,618

Net loss for the year	-	-			-	-	-	(4,039,533)	(4,039,533)

Balance as of December 31, 2007	34,239,864	3,424	-	-	71,606,663	(53,000)	-	(69,048,968)	2,508,119

Shares issued for cash	298,449	30	-	-	2,685,998	-	-	-	2,686,028

Cash received for subscription receivable from 2007	-	-	-	-	-	45,000	-	-	45,000

Purchase of treasury shares	-	-	100,000	(10)	(49,990)	-	-	-	(50,000)

Option expenses	-	-	-	-	3,223,391	-	-	-	3,223,391

Foreign currency translation	-	-	-	-	-	-	1,886	-	1,886

Net loss for the year		-	-	-	-	-	-	(8,156,861)	(8,156,861)

Balance as of December 31, 2008	34,538,313	$3,454	100,000	$(10)	77,466,062	$(8,000)	$1,886	(77,205,829)	$257,563

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,156,861)	$(4,039,533)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	415,575	297,932
Issuance of stock options for compensation	3,223,391	1,192,618
Issuance of shares for services	-	120,000
Impairment of an investment and advances	1,170,000	304,673
(Increase) decrease in current assets:
Inventory	21,811	(21,811)
Other Assets	-	(127,829)
Prepaid expense	130,356	-
Deposits	(78,303)	(63,345)
Advances	-	87,539
Related party receivable	320,318	(10,408)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	112,033	(58,875)
Deferred Revenue	12,144	(845)
Net cash used in operating activities	(2,829,535)	(2,319,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(437,079)	(298,251)
Purchase of software	(70,471)	(301,309)
Leasehold Improvement	(89,768)	-
Net cash used in investing activities	(597,318)	(599,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsciption receivable	45,000	12,000
Proceeds from issuance of common stock for cash	2,731,028	3,474,965
Repurchase treasury stock	(50,000)	-
Net cash provided by financing activities	2,726,028	3,486,965

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,886	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(698,939)	567,521
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	705,839	138,318
CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,900	$705,839

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$2,520	$1,849
Interest payments	$-	$-

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1 - Nature of Operations and Spin-off

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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.  As of December 31, 2008, the subsidiary in Vietnam has not generated revenue for the Company but has served as an engineering and operations center.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc. and hereUare Communications Company Ltd. Vietnam.  All material inter-company accounts have been eliminated in consolidation.

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

Property and Equipment - Property and equipment is stated at cost. Depreciation for property and equipment is computed using the straight-line method over an estimated useful life of three years for computer equipment and five years for non-electronic property. Depreciation on leasehold improvements is recorded on the shorter of the life of improvement or life of lease.

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

Intangible Assets - The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As at December 31, 2008 no impairment in intangible assets is recorded.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 104. The Company did not receive any revenue from licensing agreements in the year ended December 31, 2008.

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

Stock-based compensation –

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31:

	2008	2007
Equipment	$934,964	$544,896
Furniture	141,078	94,067
Leasehold improvement	89,768	-
	1,165,810	638,963
Less accumulated depreciation	(464,522)	(239,070)
	$701,289	$399,893

Depreciation expense was $255,451 and $156,071 for the years ended December 31, 2008 and 2007, respectively.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of December 31 are  as follows:

	2008	2007

Software solutions	$546,912	$476,441

Domain name	32,321	32,321

	579,233	508,762

Less accumulated amortization	(372,625)	(182,501)

	$206,608	$326,261

Amortization expense was $185,624 and $141,861 for the years ended December 31, 2008 and 2007, respectively.

Amortization expenses of intangible assets over the next two years are as follows:

Amortization

2009:	$165,127
2010:	$123,846

Note 5 – Advances

	2008	2007
Software development - messaging	-	$170,000

During the year ended December 31, 2008 the company impaired the advance for the software as the software development was discontinued and the advance was not recoverable.

Note 6 - Deposits

Deposits comprised of the following at December 31, 2008:

	2008	2007
Rent deposit – Mountain View	$114,750	$56,990
Rent deposit – Los Angeles	2,189	-
Rent deposit – Vietnam	10,000	-
Attorney retainer deposit	50,000	50,000
Others	8,354	-
	$185,293	$106,990

Note 7 – Investment

In 2005, a subsidiary of the Company, hereUare Communications, Inc., made a cash investment of $1,000,000 in a company engaged in the internet search engine business. The Company acquired hereUare Communications, Inc. in September 2006. The investment represented approximately 10.5% of the search engine company. As of December 31, 2008, the Company  determined that the value of the investment was impaired based upon the financial condition of the search engine company.  The Company determined that the entire investment was impaired as the Company does not expect recovery of its investment.

Note 8 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31:

	2008	2007
Accounts payable	$378,873	$237,573
Accrued litigation	72,000	72,000
Other accrued expenses	65,600	89,866
	$511,472	$399,439

Note 9 - Related Party Transactions

During the year ended December 31, 2008, the Company received $309,070 from eCapital Group, Inc., a company owned by the CEO of the Company.  The amounts are due on demand, interest-free and unsecured as of December 31, 2007.

Related party receivables of $11,248 included travel advance of $8,618 to the CEO of the Company, and $2,630 due from eCapital Group, Inc., a company owned by the CEO of the Company. The amounts are due on demand, interest free and unsecured as of December 31, 2007.

Deferred revenue as at December 31, 2008 amounted $12,390. The amount was deferred as part of sale to eCapital, a company controlled by our CEO.

Note 10 - Income Taxes

No provision was made for Federal income tax since the Company has significant net operating loss carry forward. Through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $27,547,000. The net operating loss carry forward may be used to reduce taxable income through the year 2028. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2018. The availability of the Company's net operating loss carry forward is subject to limitations if there is a 50% or more change in the ownership of the Company's stock.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	2008	2007
The United States Tax Rates - Federal	-34%	-34%
State tax	-6%	-6%
Vietnam Tax Rate	-25%	-25%
Changes in valuation allowance	65%	65%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2008	2007
Current tax expense:
The United States Federal	$-	$-
State	2,520	1,849
Vietnam	-	-
Total Current	$2,520	$1,849

Deferred tax credit:
The United States Federal	$2,695,000	$866,654
State	449,000	152,939
Vietnam Deferred Tax	65,000	-
Total deferred tax asset (liabilities)	$3,209,000	$1,019,593
Less: valuation allowance	(3,209,000)	(1,019,593)
Net deferred tax credit	-	-
Tax expense	$2,520	$1,849

The components of the net deferred tax asset are summarized below:

	2008	2007
Deferred tax asset	$10,663,000	$7,454,000
Valuation allowance	(10,663,000)	(7,454,000)
	$-	$-

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2008 and 2007.

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

2008:	$21,849
2009:	$90,628
2010:	$93,352
2011:	$55,311

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

The acquisition price was determined at $31,971,000 which is determined by the number of shares of the Company's stock issued at $2 per share, the then fair market value of the shares as evidenced by the sale of the Company's shares to investors immediately prior to the closing of the acquisition. The amount of acquisition price in excess of the net equity value of hereUare on the acquisition date is recorded on the consolidated balance sheet as a deemed dividend of $30,809,799 because the major shareholder and CEO of hereUare was also a major stockholder and CEO of the Company at the time of the acquisition.

The purchase price allocation is as follows:

Cash	$474,851
Prepaid expenses	34,251
Property, plant & equipment	33,326
Intangible asset	4,368
Investment	1,000,000
Deposit	1,994
Total assets	1,548,791

Less:
Accounts payable and accruals	30,360
Due to related parties	357,230
Total liabilities	387,590

Total acquisition cost	$1,161,201

Cost
Total investment	$31,971,000
Total acquisition cost	1,161,201
Deemed dividend	$30,809,799

The following is the proforma combined financial information of the Company and hereUare, for the annual period ended December 31, 2006, assuming the transaction had been consummated at the beginning of the fiscal year of 2006:

Proforma
(unaudited)
2006
Statement of Operations:
Revenues	$42,810
Cost of sales	77,952
Gross profit (Loss)	(35,142)
Operating expenses	13,542,787
Loss from operations	(13,577,929)

Other income	5,177

Loss before income taxes	(13,572,752)

Provision for income taxes	800
Net loss	$(13,573,552)

Basic & diluted weighted average number of common stock outstanding	33,274,978

Basic & diluted loss /share	$(0.41)

Note 13 - Common Stock / Options

Common Stock

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $2,686,028 in cash at the price of $9 per share, and repurchased 100,000 shares for $50,000 into treasury stock. Shares to be issued amounted to $45,000 as at December 31, 2008.

2007

During the year ended December 31, 2007, the Company issued the following amounts of common stock:

501,862 shares	For cash
6,333 shares	For stock subscription receivable
7,001 shares	For exercise of stock options
20,000 shares	For services

Stock Options

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

Due to the termination of employees and contractors, the number of options that expired within the year ended December 31, 2008 was 2,868,000 shares.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2008:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Under Plan	Price	Value
Balance, December 31, 2007	7,436,999	1.86	$13,832,818
Granted	815,000	9.00
Lapsed	2,868,000	5.42
Exercised	0	-
Balance, December 31, 2008	5,383,999	0.97	$5,222,479

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2008:

Options
		Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	5,383,999	0.97	$0.97	5,137,103	$0.79

Prior to January1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the annual periods ended December 31, 2008 and 2007 include compensation expense for all stock-based compensation awards vested during the annual periods ended December 31, 2008 and 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in 2008 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates between 2.20% and 3.62%; dividend yield of 0%; expected weighted average option life of 5 years; and volatility based on an average of the volatilities of two other companies in the same industry, since the Company's stock is not traded on any public market. The fair market value of the shares was taken as the fair market price of sale of the Company's shares to investors immediately prior to the grant of options.

Under SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatility of the two companies in the similar industry.

Warrants

In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006.

There were no warrants granted in the years ended December 31, 2008 and 2007.

The following summary presents the warrants granted, exercised, expired and outstanding at December 31, 2008:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
		Price	Value
Balance, December 31, 2007	750,000	$6.00	$-
Granted	-	-	-
Exercised	-	-	-
Balance, December 31, 2008	750,000	$6.00	$-

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at December 31, 2008:

Warrants
		Outstanding		Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	750,000	0.97	$6.00	750,000	$6.00

Note 14 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $75,205,829 at December 31, 2008. The Company incurred a net loss of $8,156,861 and $4,039,533 for the years ended December 31, 2008 and 2007, respectively, and as of December 31, 2008, had cash of only $6,900 and working capital of ($835,625). In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. However, there can be no assurance that sufficient capital could be raised at acceptable terms due to current investment climate.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective. Our assessment takes into consideration that we currently have little or no revenue and inventory so that the impact of revenue recognition and inventory write-down policies and controls has not been material to our financial reporting. We currently maintain our books using QuickBooks and we intend to switch as our business grows.

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

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal 2008 fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, such control.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of March 31, 2009, the names and ages of all of our directors and executive officers and all positions and offices held. All directors hold office until such director's successor is elected and qualified. Each officer serves at the pleasure of the board and may be removed at any time by a vote of a majority of the authorized directors.  It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. However, any of the above directors or executive officers could resign and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

Name	Age	Position with the Company
Benedict Van	48	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
James McCargo	57	Director
David A. Brewer	56	Director

The board of directors has appointed committees of the board comprising a compensation committee and an audit committee. The members of both committees are the Company's independent directors, Messrs. Brewer and McCargo.

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers and directors.

Benedict Van. Since 2002, Mr. Van has served as Chairman of the Board of Directors, CEO and CFO of hereUare, Inc. Mr. Van has over 22 years of success and experience as a tech visionary, with a specialty in building and restructuring high tech related companies. In 1996, he founded eCapital Group, an investment firm specialized in nurturing high tech, biotech, and energy ventures through their development stages. Portfolio investments for eCapital Group have included hereUare Communications, eCity, Inc., 3E Systems, Inc., hereUare, Inc., 3Net Communications Corporation, PeopleWeb Communications, Inc., BenSys Corporation, and Doles Networks Corporation. Prior to eCapital, he founded in 1985 Crownland Group of Companies and served as CEO of the international conglomerate that engaged in venture capital investments in telecom, electronics, and medical devises. Crownland invested successfully into Biocompatible, Inc., and Cardio Genesis (formerly Eclipse Surgical Technology, Inc.). Mr. Van received his Doctorate of Business Administration from University of the Pacific.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company typically files these reports on behalf of its directors and officers, based on information provided by them.  The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2008 fiscal year.

Code of Ethics

The Company adopted, on June 25, 2007, a code of business conduct and ethics that applies to its executive officers as it institutionalizes corporate governance procedures. Our code of business conduct and ethics can be found on our website: hereUare.com

Audit Committee Financial Expert

The board of directors has determined that independent director David A. Brewer qualifies as a financial expert and he serves as the chairperson of the board's audit committee.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company to its officers and directors for services rendered during the periods indicated. No other executive officer received compensation in excess of $100,000 during the specified periods.

Name	Position	Year	Salary		Directors Fees Earned or Paid in Cash	Option Awards (1)	Other Compensation	Total
Benedict	Chief Executive Officer & Chief	2008	$80,000	(2)	None	None	None	$80,000
Van	Financial Officer (4) & Chairman of
	the Board & Director	2007	$120,000		None	None	None	$120,000
Anthony K .	Chief Financial Officer & Secretary	2008	$100,000		None	None	None	$100,000
Chan (3)	& Director
		2007	$120,000		None	None	None	$120,000
James McCargo	Director	2008	None		None	None	$10,000	$10,000
David A. Brewer	Director	2008	None		None	None	None	None
Gregory B. Pelling (4)	Director	2008	None		None	None	None	None

 (1) As of December 31, 2008, Mr. McCargo held 422,000 options, Mr. Brewer held 304,000 options and Mr. Pelling held 298,000 options.

(2)  Salary through August 2008, after which time Mr. Van did not receive compensation and served at no charge to the Company.

(3)  Resigned as Chief Financial Officer and member of the Board of Directors as of December 4, 2008.  Mr. Van has assumed the responsibilities of the Chief Financial Officer until an appropriate successor is appointed.

(4)  Resigned as a member of the Board of Directors as of February 27, 2009.

Our executive officers currently receive a base salary, which is less than market, and no bonus.  The bulk of their compensation is long-term equity appreciation which aligns their interests with those of our stockholders.  As we hire additional executive officers as our business expands, they will likely receive market compensation packages, including base salary, bonus, and option grants.  Mr. Van does not have an employment contract.

Our outside directors currently receive no directors fees but instead receive an option grant upon their joining the board.  On June 25, 2007, our board appointed our three independent directors (Brewer, McCargo and Pelling) to the audit committee and the compensation committee. For their services on such committees of the board over the next three years, the three independent directors were granted a total of 144,000 options that vest over a 36-month period and are exercisable at $6.00 per share.  No option grants were made to the directors in 2008.  The options described in this paragraph represent all options granted to our directors in fiscal years 2007 and 2008.

The following table shows certain information with respect to unexercised options held on December 31, 2008, by the named executive officers:

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option Exercise Price	Option Expiration Date
Benedict Van, Chief Executive Officer, Chairman of the Board, and Director	2,699,999	0	$0.08	5/18/2009
Anthony K. Chan, Chief Financial Officer and Director	600,000	0	$0.08	5/18/2009

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, certain information with respect to stock ownership of:

•	all persons known by us to be beneficial owners of 5% or more of our outstanding shares of $0.0001 par value Common Stock;
•	each director and officer; and
•	all directors and officers as a group.

The table assumes a total of 34,438,313 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of March 31, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Name and Address of Beneficial Owner (6)	Number of Shares of Common Stock (7)		Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	13,769,886		39.98%
PeopleWeb Communications, Inc. (1)	3,060,229		8.89%
Adel M. Ali	3,260,000		9.47%
Benedict Van (director and executive officer) (1)	2,886,358	(2)	7.78%
Anthony K. Chan (director and executive officer)	249,146		*
James McCargo (director)	392,833	(3)	1.13%
David A. Brewer (director)	391,500	(4)	1.13%
Gregory B. Pelling (director)	0		*
All Directors and Officers as a group (5 persons)	3,919,837	(5)	10.38%

* Less than 1%

(1) Mr. Van is also the controlling person of eCapital Group, Inc. ("eCapital"), and through eCapital he also controls  PeopleWeb Communications, Inc. ("PeopleWeb"). Mr. Van disclaims beneficial ownership of the Company shares owned by eCapital and PeopleWeb. His pecuniary interest in the Company's shares, based on his percent ownership of such entities would be approximately 12,385,000 and 1,826,000 shares, respectively. Mr. Van is the sole director of eCapital and the sole director of PeopleWeb. Including his pecuniary interest in such entities and his options described in Note (2) below, Mr. Van would beneficially own 17,097,358 shares which is 46.07%.

(2) Includes 2,699,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2009.

(3) Includes 392,833 shares issuable upon exercise of options exercisable within sixty days of March 31, 2009.

(4) Includes 266,500 shares issuable upon exercise of options exercisable within sixty days of March 31, 2009.

(5) Includes 3,359,332 shares issuable upon exercise of options exercisable within sixty days of March 31, 2009. This total excludes shares of ECapital Group, Inc. and PeopleWeb Communications which Mr. Van may be deemed to beneficially own per note (1). Including his pecuniary interest in such entities, officer and directors as a group would beneficially own 18,130,837 shares which is 48.01%.

(6) The address for the directors and executive officers, and for Mr. Ali, is c/o hereUare, Inc., 228 Hamilton Ave., 3rd floor, Palo Alto, CA 94301.

The address for ECapital Group is 575 Middlefield Rd., Palo Alto, CA 94031.

The address for PeopleWeb Communications is 575 Middlefield Rd., Palo Alto, CA 94031.

(7) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the table below provides the indicated information with respect to compensation plans.

(c)
Number of
	securities remaining	(a)
	available for	Number of	(b)
	future issuance	securities to	Weighted
	under equity	be issued upon	average exercise
	compensation	exercise of	price of
	plans(excluding	outstanding	outstanding
	securities reflected	options, warrants	options, warrants
Plan Category	in column(a))	and rights	and rights
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	13,616,001	5,383,999	$0.97

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Using the standard for independence promulgated by The Nasdaq Stock Market, Inc., each of Messrs. McCargo, Brewer and Pelling are independent.  Each of Messrs. Benedict Van and Anthony Chan are not independent.

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2008 and 2007, the following audit fees were paid to Kabani & Company, Inc.. There were no tax or other fees paid.

Description of Services	2008	2007
Audit Fees	$45,500	$45,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,500	$45,500

The audit fees for 2008 were pre-approved by the audit committee.

Item 15. Exhibits, Financial Statement Schedule.

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 62 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009

hereUare, Inc.
By:	/s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benedict Van as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Benedict Van	Chief Executive Officer (Principal Executive Officer),	April 15, 2009
Benedict Van	Chief Financial Officer and Chairman of the Board of Directors
By: /s/ James McCargo *	Member of the Board of Directors	April 15, 2009
James McCargo
By: /s/ David A. Brewer *	Member of the Board of Directors	April 15, 2009
David A. Brewer

* By Benedict Van, attorney-in-fact

INDEX TO EXHIBITS

(a) Exhibits Incorporated by Reference

Exhibit No.	Exhibit Description
3.1(1)	Certificate of Incorporation, as amended on July 24, 2001
3.1(5)	Certificate of Ownership and Merger of PeopleNet Name Change Subsidiary, Inc. with and into PeopleNet International Corporation
3.2(1)	By-laws
4.1(1)	2001 Stock Option Plan
4.2(1)	2001 Non-Employee Director Stock Option Plan
4.3(1)	2001 Stock Incentive Plan
10.1(1)	Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1)	Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1)	Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1)	Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)	Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)	Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)	Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
10.8(3)	Lease Agreement with CarrAmerica Techmart, LLC
10.9(4)	Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
10.10(6)	Lease Agreement with 1061 Terra Bella Associates, LLC
21.0 (6)	Subsidiaries of the registrant

1. Filed as an exhibit to the Company's Form 10-SB/A dated as of December 3, 2001
2. Filed as an exhibit to the Company's Form 8-K dated as of March 21, 2002, and filed on April 4, 2002
3. Filed as Exhibit 10.8 to the Company's quarterly Report on Form 10-QSB filed on August 14, 2006

4. Filed as Exhibit 10.9 to the Company's Form 8-K dated as of August 25, 2006, and filed on August 31, 2006
5. Filed as Exhibit 3 to the Company's Form 8-K dated as of March 26, 2007, and filed on March 29, 2007
6. Filed as an exhibit to the Company’s Form 10-KSB for the period ending December 31, 2007.

(b) Exhibits Filed Herewith

24.0 Power of Attorney - see Page 61
31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0 Section 1350 Certification