Form 10-Q
period 2009-03-31
HEREUARE INC
filed 2009-05-20
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number 000-33033
hereUare, Inc.
(Exact name of registrant as specified  in its charter)

Delaware	02-0575232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
228 Hamilton Ave, 3rd floor
Palo Alto, CA 94301
(Address of principal executive offices including zip code)
(650) 798-5288
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "large accelerated filer and accelerated filer" in Rule 12b-2 of the Exchange Act.     Large
accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of May 15, 2009 is 34,443,313.

hereUare, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2009

TABLE OF CONTENTS

PART I

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,732	$6,900
Prepaid expenses	8,727	35,407
Total Current Assets	31,459	42,307

PROPERTY AND EQUIPMENT-NET	652,283	701,289
INTANGIBLE ASSETS-NET	158,351	206,608
DEPOSITS	161,168	185,293
Total Non-Current Assets	971,802	1,093,190

TOTAL ASSETS	$1,003,260	$1,135,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$721,816	$511,472
Deferred revenue	1,750	2,500
Due to related parties	292,304	309,070
Advance from Investor	45,000
Shares to be issued	45,000	45,000
Total current liabilities	1,105,870	868,042

LONG TERM LIABILITIES:
Deferred revenue	9,640	9,891

Total liabilities	1,115,510	877,933

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,438,313 shares issued and outstanding as of March 31, 2009 and December 31, 2008.	3,454	3,454
Treasury Stock (100,000 shares)	(10)	(10)
Additional paid in capital	77,515,508	77,466,062
Subscription receivable	(8,000)	(8,000)
Accumulated deficit	(77,625,089)	(77,205,829)
Translation Adjustment	1,886	1,886
Total stockholders' equity/(deficit)	(112,250)	257,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,003,260	$1,135,496

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR  THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
NET REVENUE	$2,425	$8,765
COST OF GOODS SOLD	1,198	8,630
GROSS PROFIT	1,227	135

OPERATING EXPENSES
Depreciation and amortization	97,668	108,306
Rent	101,359	87,810
Salaries and payroll taxes	17,494	302,215
Professional fees	81,838	199,506
General and administrative expenses	120,569	2,948,951
Total operating expenses	418,928	3,646,788

LOSS FROM OPERATIONS	(417,701)	(3,646,653)

OTHER INCOME (EXPENSE)
Interest income	41	724
Total Other Income/(loss)	41	724

LOSS BEFORE INCOME TAXES	(417,660)	(3,645,929)

INCOME TAX	1,600	2,520

NET LOSS	(419,260)	(3,648,449)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	34,438,313	34,240,951

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.11)

*Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(419,260)	$(3,648,449	) #
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	97,668	108,306
Issuance of stock options for compensation	49,446	2,786,657
(Increase) decrease in current assets:
Inventory	-	532
Prepaid expense	26,680	(58,516)
Deposits	24,125	(118,013)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	210,345	(98,769)
Deferred Revenue	(1,001)	597
Net cash used in operating activities	(11,997)	(1,027,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(32,164)
Purchase of software	(405)	(66,037)
Net cash used in investing activities	(17,171)	(98,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from stockholder	45,000
Proceeds from/payment to related parties	(16,766)	6,977
Proceeds from stock subscription (for shares to be issued)		45,000
Proceeds from issuance of common stock for cash	-	946,000
Repurchase treasury stock	-	(50,000)
Net cash provided by financing activities	28,234	941,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	15,832	(177,878)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$22,732	$527,960

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,600	$2,520
Interest payments	$-	$-

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Spin-off

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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.  As of March 31, 2009, the subsidiary in Vietnam has not generated revenue for the Company but has served as an engineering and operations center.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2008 on Form 10-K.  The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, hereUare Communications, Inc. and hereUare Communications Company Ltd. Vietnam.  All material inter-company accounts have been eliminated in consolidation.

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Reclassification - Certain comparative amounts have been reclassified to conform to the three month periods ended March 31, 2009 and 2008.

Stock-based compensation-The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Loss per share - Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share".  Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent pronouncements -

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

Note 3 - Property and Equipment

The property & equipment comprised of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Equipment	934,964	934,964
Furniture	141,078	141,078
Leasehold improvement	89,768	89,768
Total Property & Equipment	1,165,810	1,165,810
Less accumulated depreciation	(513,527)	(464,522)
Net Property & Equipment	652,283	701,289

Depreciation expense was $49,006 and $65,684 for the three-month ended March 31, 2009 and 2008, respectively.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of March 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Software solutions	547,317	546,912
Domain name	32,321	32,321
Total Intangible Assets	579,638	579,233
Less accumulated amortization	(421,287)	(372,625)
Net Intangible Assets	158,351	206,608

Amortization expense was $48,662 and $42,622 for the three-month ended March 31, 2009 and 2008, respectively.

Amortization expenses of intangible assets over the next two years are as follows:

Amortization

2009:	$139,423
2010:	$18,828

Note 5 - Deposits

Deposits comprised of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Rent deposit – Mountain View	$105,065	$114,750
Rent deposit – Los Angeles	2,189	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Other deposits	3,912	8,354
Total deposits	$161,168	$185,293

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$595,586	$373,873
Accrued litigation	72,000	72,000
Other accrued expenses	54,230	65,599
Total accounts payable &
accrued expenses	$721,816	$511,472

Note 7 - Related Party Transactions

As of March 31, 2009, the net  amount due to and from related parties were $292,304, out of the total $293,104 were from eCapital Group, Inc., a company owned by the CEO of the Company. The amounts are due on demand, interest free and unsecured as of March 31, 2009. As of December 31, 2008, the Company received $309,070 from eCapital Group, Inc.

Deferred revenue as of March 31, 2009 amounted $11,390. Out of $11,390, $1,750 was current liabilities while $9,640 were long term liability. Deferred revenue as at December 31, 2008 amounted $12,390 The amount was deferred as part of sale to eCapital, a company controlled by our CEO.

Note 8 - Commitments and Contingencies

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

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expenses in future periods pursuant to this lease agreement are shown below. In July 2008, we subleased the space for the remainder of the lease term to Egenera, Inc. pursuant to a sublease agreement by which the sub-lessee pays for all of the future rent expenses.

	Future commitment	Sublease Income	Net Future Rent Expense
2010	$91,706	$91,706	$-
2011	$94,294	$94,294	$-
2012	$19,754	$19.754	$-

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009. On February 28, 2009, the Company ended its rent contract and  prepaid rent and the security deposit were refunded to the company.

On January 28, 2008, the Company entered into a 5-year lease agreement with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Future rent expense per this new lease agreement is as following:

2010:	$286,387
2011:	$296,656
2012:	$306,849
2013:	$271,575
Thereafter:	$52,700

Note 9  - Common Stock / Options / Warrants

Common Stock

2009

During the quarter ended March 31, 2009, the Company did not issue any new shares.

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $2,686,028 in cash at the price of $9 per share, and repurchased 100,000 shares for $50,000 into treasury stock. Shares to be issued amounted to $45,000 as of December 31, 2008.

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

Between October 18 and December 14, 2007, the Company granted a total of 140,000 options with an exercise price of $9.00 per share to 2 consultants, and these options expire in 5 years. These options vest over four years per the schedule of 25% after one year of service and monthly thereafter over the next 36 months at the rate of 2.083%.

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

Due to the termination of employees and contractors, the number of options that expired within the quarter ended March 31, 2009 was 338,000 shares.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Under Plan	Price	Value
Balance, December 31, 2008	5,383,999	0.97	$5,222,479
Granted	-	-
Lapsed	338,000	2.99
Exercised	-	-
Balance, March 31, 2009	5,045,999	0.83	$-

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at March 31, 2009:

Options
Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	5,045,999	0.62	$0.83	4,873,602	$0.70

Warrants

In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006.

The following summary presents the warrants granted, exercised, expired and outstanding at March 31, 2009:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
		Price	Value
Balance, December 31, 2008	750,000	$6.00	$-
Granted	-	-	-
Exercised	-	-	-
Balance, March 31, 2009	750,000	$6.00	$-

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at March 31, 2009:

Warrants
Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	750,000	0.73	$6.00	750,000	$6.00

Note 10 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $77,625,089 at March 31, 2009. The Company incurred a net loss of $419,260 for the quarter ended March 31, 2009.

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

Management's plans and the ongoing operations of the Company require additional working capital in the next twelve months. However, there can be no assurance that sufficient capital could be raised at acceptable terms due to current investment climate.

Note 11 – Subsequent Event

In exchange for $45,000, the Company and warrant holder have agreed to increase the number of warrants by 200,000, that is from 750,00 to 950,000, and to extend the term for another three years, so that the warrant will expire on December 31, 2012, instead of December 31, 2009.

The Company issued 5,000 shares in exchange for the $45,000 shown as “shares to be issued” based on a subscription received in the December, 2008, quarter.

The Company has begun to conduct a common stock financing at $2.00 per share to current stockholders who are accredited investors and to other selected individuals.  The Company has currently sold 15,500 shares for $31,000.  While the Company has set an anticipated maximum offering size of $1,000,000, there can be no assurance that any further subscriptions will be received.

The Company has extended for approximately three years options originally granted in April, 2002, to purchase 3,639,999 shares with an exercise price of $0.08 per share which would otherwise be expiring during the quarter ended June 30, 2009, including 2,699,999 options held by its CEO, director, and largest beneficial stockholder Benedict Van and 30,000 options held by an outside director.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2009. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our anticipated expansion, product introduction, cash requirements, financing efforts and results and other  plans, objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below in Part II, Item 1A, “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

·	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

·	We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.
·	The Company expects to apply the provisions of Statement of Position 97-2 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

These Company's most critical accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

hereUare, whose name was changed from PeopleNet International Corporation on March 26, 2007 to hereUare, Inc., was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and PSCT distributed its shares of hereUare to the shareholders of PSCT as of the record date of January 16, 2002. Throughout the quarter ended March 31, 2009, the Company reduced its operations and was primarily preparing to launch its initial product, hereUareMessage e-Messaging & Groupware once the Company is able to raise adequate financing, of which there can be no assurance.  As a result the Company was not generating material revenues.

Revenues and Gross Profit (Loss)

Revenue and gross profit during the three-month periods ended March 31, 2009, and 2008, were minimal.  During the three-month period ended March 31, 2009, we only generated sales of $2,425 which was mainly from the Company's VoIP product. Cost of goods sold was $1,198, which included domestic and international telecom termination charges for testing purposes, resulting in a gross profit figure of $1,227. Revenues were $8,765 and cost of goods sold were only $8,630 for the quarterly period ended March 31, 2008, resulting in a gross profit figure of only $135.

Costs and Expenses

During the three-month periods ended March 31, 2009 and 2008, we incurred relatively constant depreciation and amortization expenses of $97,668 and $108,306, respectively, and rent expenses in the amounts of $101,359 and $87,810, respectively.  We also had $17,494 in salaries and payroll taxes for the three-month period ended March 31, 2009 as compared to $302,215 for the same period in 2008. This decrease was the result of management employees working at reduced or no pay, the termination or resignation of most US employees, and the furlough of Vietnam employees until the Company’s cash situation improves, at which time the Company hopes to be able to re-hire most of them, although no assurance can be given.  We incurred professional fees in the amounts of $81,838 and $199,506 respectively for same periods in 2009 and 2008, with the decrease again being primarily related to the Company’s reduced activities.

General and administrative expenses for the quarter ended March 31, 2009, declined by $2,828,382 to $120,569 versus $2,948,951 for the quarter ended March 31, 2008.  General and administrative expenses for the quarter ended March 31, 2009 were $120,569 which included $49,446 of non-cash option expenses estimated by using a Black-Scholes option pricing model.  General and administrative expenses for the same period in 2008 of $2,948,951 included non-cash option expenses of $2,786,657 estimated by using a Black-Scholes option pricing model.  The $2,737,211 decrease in non-cash option expenses resulted primarily due to the reduced number of options vesting during the first quarter of 2009 due to the reduction in the number of employees and consultants holding options combined with the fair market value decrease of the Company’s stock from $9.00 in the first quarter of 2008 to $2.00 in the first quarter of 2009.   Other general and administrative expenses, such as travel and entertainment, broadband, advertising, and phone, declined $91,171 in the aggregate for the quarter ended March 31, 2009, versus the quarter ended March 31, 2008, due to the Company’s reduced personnel and activity  although broadband expenses increased due to a contract the Company entered into during 2008 in anticipation of increased internet usage.

Liquidity and Capital Resources

Stockholders' deficit, as of March 31, 2009, was $112,250 and net cash used in operating activities was $11,997 for the first three months of 2009.

As of March 31, 2009, the Company had only approximately $22,732 in cash and current liabilities of about $1,105,870. Of these current liabilities, $292,304 were to related parties which are due on demand but which the other parties have agreed not to demand until the Company has adequate cash reserves and $72,000 are as a result of an old judgment jointly owed with its predecessor which the Company does not expect to have to pay.  In addition, $161,168 are covered by deposits (see Note 5), $45,000 are advances from investors which were applied subsequent to March 31, 2009, to extend a warrant (see Note 11) ,  5,000 shares were issued subsequent to March 31, 2009, in exchange for the $45,000 shown as shares to be issued (see Note 11), and $1,750 is deferred revenue.  The remaining $488,648 of current liabilities, which represent accounts payable and accrued liabilities, include the following: $166,115 for equipment, $87,546 for contractors, $24,056 for legal, $43,958 for market research, $28,503 for office expenses, $21,042 for insurance, $19,750 for accounting, $16,012 for broadband, and $81,666 in miscelleneous expenses and accrued liabilities.

The Company needs cash in order to make payments toward these $488,648 of accounts payable and other accrued liabilities and to launch its hereUareMessage e-Messaging & Groupware product.  The Company currently estimates that its cash requirements for the next few months will be between $75,000 and $125,000 per month, although no assurance can be given that they will not unexpectedly be higher. The Company has begun a financing at $2.00 per share from accredited stockholders and other select persons with a targeted maximum of $1,000,000 to meet these near-term requirements, although there can be no assurance that the Company will be able to raise these monies which it requires to remain in business on these terms or other terms management deems acceptable or at all.

The Company will need to continuously raise funds for operations and to cover its current liabilities, unless and until the Company is able to generate substantial revenues from its new products of which there can be no assurance. Assuming the Company is able to raise adequate financing, the Company plans to begin to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in follow-on financings in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing or next financing, and if so on attractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors.

We have few capital resources and will be dependent upon future financing to generate the cash necessary to operate our business. Should we fail to raise such financing, we may be forced to cease operations.

As of March 31, 2009 we had cash of only $22,732 and working capital of ($1,074,411). Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking $1,000,000 of financing to launch our products and services and to pay down our net effective third party accounts payable and accrued expenses of $488,648 as of March 31, 2009, representing $721,816 of total accounts payable and accrued expenses less $161,168 of deposits and $72,000 owed jointly with the Company’s predecessor toward a four-year old debt, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial additional funding thereafter for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us to satisfy our approximately $500,000 of accounts payable and accrued liabilities, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition amd the Company may not be able to remain in operation.

We lack revenue history and currently do not have a proven business model to generate revenue.   Absent revenue, our business will fail.

In the past years, we have concentrated on developing our products and have not generated significant revenues.  We have only recently begun testing our products and services on a limited basis and have generated minimal revenues.  There can be no assurance that as we roll-out our products, we will be able to generate material revenues from them.  Many of our services, such as search and VoIP, have been historically offered free of charge to users, with companies depending upon advertising to generate revenues.  There can be no assurance that we will be able to persuade advertisers that it is cost effective for them to pay us for advertising their products and services.  Even if we are successful initially in generating advertising revenue, there can be no assurance that we will be successful long-term.  hereUare Message has not generated any revenue to date and is the product from which we plan to receive most of our revenue in the near-term.  Because we have no experience in selling hereUare Message, there can be no assurances that we will be successful in generating revenue from it.

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

We depend on our research and development department for the delivery of components integral to our systems.  Our reliance on these teams creates risks related to our potential inability to launch our systems.  Specifically, we depend or may in the future depend on these teams to write software code to power our systems or to help implement them, such as indexing ten billion pages for hereUare Search.  Any interruption of our technology development could significantly delay the introduction or update our products and have a material adverse effect on our revenues, profitability and financial condition. Within the last year we have abandoned two products: OneBizDirectory (a web-based yellow pages) and OneUniverse (a social networking platform), in part because of team issues and in part due to market conditions.  There can be no assurance that we will be able to continue with our new product development  and the enhancement of our current products and failure to do so may requires us to abandon additional products.

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

Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 48.01% of our issued and outstanding capital stock as of March 31, 2009.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

·	limit shareholders' ability to elect or remove directors;

·	delay or prevent a change in the control;

·	impede a merger, consolidation, take over or other transaction involving the Company; or

·	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and  CFO.
Exhibit 32.0 Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 20, 2009 by the undersigned, thereunto duly authorized.

hereUare, Inc.

(Registrant)

By: /s/ Benedict Van
Benedict Van
Chief Executive Officer

INDEX TO EXHIBITS

(a) Exhibits Incorporated by Reference

Exhibit No.	Exhibit Description

3.1 (1)	Certificate of Incorporation, as amended on July 24, 2001
3.1 (5)	Certificate of Ownership and Merger of PeopleNet Name Change Subsidiary, Inc. with and into PeopleNet International Corporation
3.2 (1)	By-laws
4.1 (1)	2001 Stock Option Plan
4.2 (1)	2001 Non-Employee Director Stock Option Plan
4.3 (1)	2001 Stock Incentive Plan
10.1 (1)	Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2 (1)	Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3 (1)	Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4 (1)	Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5 (1)	Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6 (2)	Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7 (2)	Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
10.8 (3)	Lease Agreement with CarrAmerica Techmart, LLC
10.9 (4)	Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
10.10 (6)	Lease Agreement with 1061 Terra Bella Associates, LLC

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