Form 10-Q
period 2009-06-30
HEREUARE INC
filed 2009-08-19
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of August 18, 2009 is 34,458,813.

hereUare, Inc.
and Subsidiaries
 FORM 10-Q
 For June 30, 2009

TABLE OF CONTENTS

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,497	$6,900
Account receivable	449	106
Prepaid expenses	17,557	35,301
Total Current Assets	49,503	42,307

PROPERTY AND EQUIPMENT-NET	608,666	701,289
INTANGIBLE ASSETS-NET	114,967	206,608
DEPOSITS	50,000	185,293
Total Non-Current Assets	773,632	1,093,190

TOTAL ASSETS	$823,135	$1,135,497

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$774,124	511,472
Deferred revenue	10,390	12,391
Due to related parties	297,583	309,070
Convertible notes payable, net	110,000	-
Shares to be issued	86,000	45,000
Total current liabilities	1,278,096	877,933

STOCKHOLDERS' EQUITY/(DEFICIT):

Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,443,313 shares issued and 34,343,313 shares outstanding as of June, 2009 and 34,438,313 shares issued and 34,338,313 outstanding as of December 31, 2008.	3,455	3,454
Treasury Stock; 100,000 shares	(10)	(10)
Prepaid consulting	(99,573)	-
Additional paid in capital	84,676,424	77,466,062
Subscription receivable	(8,000)	(8,000)
Accumulated deficit	(85,029,143)	(77,205,829)
Translation Adjustment	1,887	1,887
Total stockholders' equity/(deficit)	(454,961)	257,564
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$823,135	$1,135,497

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR  THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June, 30
	2009	2008	2009	2008
NET REVENUE	$1,720	$7,819	$4,145	$16,584
COST OF GOODS SOLD	562	9,563	1,760	18,193
GROSS PROFIT (LOSS)	1,158	(1,744)	2,385	(1,609)

OPERATING EXPENSES
Depreciation and amortization	88,101	103,307	185,769	211,613
Rent	81,736	121,909	183,095	209,719
Salaries and payroll taxes	43,036	314,233	60,530	616,448
Professional fees	75,028	344,889	156,866	544,395
Impairment of investment	-	-		-
General and administrative expenses	7,117,372	573,636	7,237,941	3,496,608
Total operating expenses	7,405,273	1,457,974	7,824,201	5,078,783

LOSS FROM OPERATIONS	(7,404,115)	(1,459,718)	(7,821,816)	(5,080,392)

OTHER INCOME
Interest income	60	809	101	1,533

LOSS BEFORE INCOME TAXES	(7,404,055)	(1,458,909)	(7,821,715)	(5,078,859)

INCOME TAX	-	-	1,600	2,520

NET LOSS	(7,404,055)	(1,458,909)	(7,823,315)	(5,081,379)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	34,341,060	34,415,367	34,339,694	34,255,088

BASIC AND DILUTED NET LOSS PER SHARE	$(0.22)	$(0.04)	$(0.23)	$(0.15)

*Weighted average number of shares used to compute basis and diluted loss per share is the same   since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these unaudited consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,823,315)	$(5,081,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,769	211,613
Issuance of stock options for compensation	7,062,194	3,147,288
Issuance of warrants for services	3,595	-
(Increase) decrease in current assets:
Account receivable	(343)	-
Inventory	-	1,265
Prepaid expense	17,744	80,080
Deposits	176,295	(87,987)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	262,651	(29,206)
Deferred Revenue	(2,001)	466
Net cash used in operating activities	(117,411)	(1,757,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,100)	(201,804)
Purchase of intangible assets	(405)	(65,268)
Leasehold Improvement	-	(89,768)
Net cash used in investing activities	(1,505)	(356,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from stockholder	41,000	-
Proceeds from/(payment to) related parties	(11,487)	8,618
Proceeds from convertible notes payable	110,000	-
Proceeds from subscription receivable	-	45,000
Proceeds from issuance of common stock for cash	45,000	2,219,028
Repurchase treasury stock	-	(50,000)
Net cashprovided by financing activities	143,513	2,222,646

NET INCREASE IN CASH & CASH EQUIVALENTS	24,597	107,947
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$31,497	$813,786

SUPPLEMENTAL DISCLOSURES:
Income tax payments	1,600	$2,520
Interest payments	-	$-

The accompany notes are an integral part of these unaudited consolidated financial statements

PART I

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.  As of June 30, 2009, the subsidiary in Vietnam has not generated revenue for the Company but has served as an engineering and operations center.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2008 on Form 10-K.  The results of the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Reclassification - Certain comparative amounts have been reclassified to conform to the three month periods ended June 30, 2009 and 2008.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Note 3 - Property and Equipment

The property & equipment comprised of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Equipment	936,064	934,964
Furniture	141,078	141,078
Leasehold improvement	89,768	89,768
Total Property & Equipment	1,166,910	1,165,810
Less accumulated depreciation	(558,244)	(464,522)
Net Property & Equipment	608,666	701,289

Depreciation expense was $44,717 and $93,723 for the three and six months ended June 30, 2009 and $51,328 and $117,012 for the same periods in 2008, respectively.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names.  The related accumulated amortization as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Software solutions	547,317	546,912
Domain name	32,321	32,321
Total Intangible Assets	579,638	579,233
Less accumulated amortization	(464,671)	(372,625)
Net Intangible Assets	114,967	206,608

Amortization expense was $43,338 and $92,046 for the three and six months ended June 30, 2009 and 31,239 and 55,144 for the same periods in 2008, respectively.

Amortization expenses of intangible assets over the current year and next year are as follows:

Amortization

2009:	$92,949
2010:	$18,818

Note 5 - Deposits

Deposits comprised of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Rent deposit – Mountain View	$-	$114,750
Rent deposit – Los Angeles	-	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Other deposits	-	8,354
Total deposits	$50,000	$185,293

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable	$640,615	$373,873
Accrued litigation	72,000	72,000
Other accrued expenses	61,590	65,599
Total accounts payable & accrued expenses	$774,124	$511,472

Note 7 - Related Party Transactions

As of June 30, 2009, the net amount due to and from related parties was $297,583, the majority of which  was related to eCapital Group, Inc., a company controlled by the CEO of the Company.  The amounts due to related parties are due on demand, interest free and unsecured as of June 30, 2009. As of December 31, 2008, the Company had an amount due to eCapital Group, Inc. of $309,070.

Deferred revenue as of June 30, 2009 amounted to $10,390. Deferred revenue as at December 31, 2008 amounted to $12,390 and resulted as part of sale to eCapital Group, Inc.

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

The Company ceased paying its monthly rent of $28,450 in December of 2008 and is therefore in default under this lease, owing approximately $95,000 as of June 30, 2009, after the landlord applied its security deposit.  The Company received a notice of abandonment from the landlord during June, 2009.  The Company intends to negotiate a settlement with its landlord although there can be no assurance it will succeed or what the terms of any such settlement would be.

Since April 2009, the Company has been leasing approximately 4,000 square feet of office space in Palo Alto, CA on a month to month basis for $15,000 per month from eCapital Group, Inc., an entity controlled by Company CEO Benedict Van.

Note 9  - Common Stock / Options / Warrants

Common Stock

2009

The Company has begun to conduct a common stock financing at $2.00 per share to current stockholders who are accredited investors and to other selected individuals.  During the quarter ended June 30, 2009, the Company received $31,000 for 15,500 shares of common stock at a price of $2 per share; the shares had not been issued at quarter end.   While the Company has set an anticipated maximum offering size of $1,000,000, there can be no assurance that any further subscriptions will be received.

During the quarter, the Company issued 5,000 shares of common stock in conjunction with a transaction completed in 2008.

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $2,686,028 in cash at the price of $9 per share, and repurchased 100,000 shares for $50,000 into treasury stock.  Shares to be issued totaled $45,000 representing 5,000 shares as of December 31, 2008.

Stock Options

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

Due to the termination of employees and contractors, the number of options that expired within the quarter ended March 30, 2009 was 338,000 shares.

On May 18, 2009, the Board of Directors approved the extension of expiration of 3,639,999 options which would expire in May 2009, for another 3 years to May 2012, including 2,699,999 options held by its CEO, director, and largest beneficial stockholder Benedict Van and 30,000 options held by an outside director.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Under Plan	Price	Value
Balance, December 31, 2008	5,383,999	0.97	$5,222,479
Granted	-	-
Lapsed	338,000	2.99
Exercised	-	-
Balance, June 30, 2009	5,045,999	0.83	$-

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at June 30, 2009:

Options
Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	5,045,999	0.62	$0.83	4,873,602	$0.70

Warrants

In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006. In the second quarter of 2009, in exchange for $45,000, the Company and this warrant holder have agreed to increase the number of warrants by 200,000, that is from 750,00 to 950,000, and to extend the term for another three years, so that the warrant will expire on December 31, 2012, instead of December 31, 2009.

In exchange for certain consulting services, the Company granted two shareholders a three-year warrant to purchase 100,000 shares of the Company's stock at $9 per share.

The following summary presents the warrants granted, exercised, expired and outstanding at June 30, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
		Price	Value
Balance, December 31, 2008	750,000	$6.00	$-
Granted	300,000	7.00	-
Exercised	-	-	-
Balance, June 30, 2009	1,050,000	$6.29	$-

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at June 30, 2009:

Warrants
Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,050,000	1.47	$6.29	976,553	$6.08

Note 10 - Convertible Debt

On various dates in June 2009, the Company entered into four convertible debt agreements pursuant to which the company borrowed a total of $110,000.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 7% (4.27% weighted average rate).  The loans all mature between July and October of 2009.  Each of the loan agreements gives the lender the right to convert the amount due into the common stock of the Company at price of $2.00 per share at any time prior to the loan being paid.

Note 11 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $85,029,143 at June 30, 2009. The Company incurred a net loss of $7,823,315 for the quarter ended June 30, 2009.

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

Note 12 – Subsequent Events

On July 3, 2009, the Company offered, and Jon C. Walls accepted, full-time employment, with his start date currently anticipated to be on or about September 1, 2009, in the position of Chief Operating Officer and Chief Financial Officer.  Benedict Van will remain Chairman of the Board and Chief Executive Officer.  Per the offer letter, Mr. Walls will earn salary at the per annum rate of $120,000 and on his start date, he will be granted a 1,000,000 share non-statutory stock option with an exercise price of $9.00 per share.  The option will have a term of ten years, with 250,000 shares exercisable immediately and the remaining 750,000 shares becoming exercisable at the rate of 15,625 shares per month over the next 48 months so long as Mr. Walls remains a Company employee.

On July 9, 2009, the Company sold 5,000 shares of common stock for $10,000 in cash at the price of $2 per share.  The shares have not yet been issued.

On August 6, 2009 the Company amended its agreement to grant two shareholders a three-year warrant to purchase 100,000 shares of the Company's stock at $9 per share in exchange for certain consulting services, to grant them a second three-year warrant to purchase 100,000 shares of the Company's stock at $9 per share.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2009. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, by applying SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”):

The Company's most critical accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

Throughout the quarter ended June 30, 2009, the Company was operating at the reduced level of the prior quarter and was primarily preparing to launch one of its initial products, hereUareMessage e-Messaging & Groupware once the Company is able to raise adequate financing, of which there can be no assurance.  Also, on June 22, 2009 the Company launched its hereUare Local Classifieds, an online classifieds site targeting local consumers.  However, the site did not generate any revenues during the quarter and it is unlikely that it will generate any significant revenues until the Company raises adequate financing to properly market the site, of which there can be no assurance.  As a result the Company did not generate material revenues during the quarter.

Revenues and Gross Profit (Loss)

Revenue and gross profit during the three-month periods ended June 30, 2009, and 2008, were minimal.  During the three-month period ended June 30, 2009, we generated sales of $1,720, mainly from the Company's VoIP product. Cost of goods sold was $562, which included domestic and international telecom termination charges for testing purposes, resulting in a gross profit figure of $1,158. Revenues were $7,819 and cost of goods sold were $9,563 for the quarterly period ended June 30, 2008, resulting in a gross loss of $1,744.

Costs and Expenses

During the three-month periods ended June 30, 2009 and 2008, we incurred depreciation and amortization expenses of $88,101 and $103,307, respectively, and rent expenses in the amounts of $81,736 and $121,909, respectively.  We also had $43,036 in salaries and payroll taxes for the three-month period ended June 30, 2009 as compared to $314,233 for the same period in 2008. This decrease was the result of management employees working at reduced or no pay, the termination or resignation of most US employees, and the furlough of Vietnam employees until the Company’s cash situation improves, at which time the Company hopes to be able to re-hire most of them, although no assurance can be given.  We incurred professional fees in the amounts of $75,028 and $344,889 respectively for same periods in 2009 and 2008, with the decrease again being primarily related to the Company’s reduced activities.

General and administrative expenses for the quarter ended June 30, 2009 were $7,117,372 which included $7,012,748 of non-cash option expenses estimated by using a Black-Scholes option pricing model.  General and administrative expenses for the same period in 2008 of $573,636 included non-cash option expenses of $386,551 also estimated by using a Black-Scholes option pricing model.  The increase in non-cash option expenses resulted primarily due the extension of expiration of 3,639,999 options which would expire in May 2009, for another 3 years to May 2012, including 2,699,999 options held by its CEO, director, and largest beneficial stockholder Benedict Van and 30,000 options held by an outside director.  General and administrative expenses, excluding the non-cash option expenses, decreased to $104,624 for the quarter ended June 30, 2009, versus $187,085 for the quarter ended June 30, 2008.

Liquidity and Capital Resources

Stockholders' deficit, as of June 30, 2009, was $454,961 and net cash used in operating activities was $117,411 for the first six months of 2009.

As of June 30, 2009, the Company had approximately $31,497 in cash and current liabilities of about $1,278,096. Of these current liabilities, $297,583 were to related parties which are due on demand but which the other parties have agreed not to demand until the Company has adequate cash reserves and $72,000 are as a result of an old judgment jointly owed with its predecessor which the Company does not expect to have to pay.  In addition, $50,000 is covered by deposits (see Note 5), $10,390 is Deferred Revenue, $110,000 is associated with the Company’s Convertible Notes Payable and $86,000 is related to cash received for shares of the Company’s common stock which it has not yet issued.  The remaining $652,124 of current liabilities, which represent accounts payable and accrued liabilities, include the following: $135,258 for equipment, $92,151 for contractors, $43,680 for legal (net), $73,458 for market research, $17,010 for insurance, $23,500 for accounting, $18,085 for broadband, $90,505 for rent, $12,584 for payroll liabilities and $141,167  in miscellaneous expenses and accrued liabilities.

The Company needs cash in order to make payments toward these $652,124 of accounts payable and other accrued liabilities and to launch its hereUareMessage e-Messaging & Groupware product.  The Company currently estimates that its cash requirements for the next few months will be between $75,000 and $125,000 per month, although no assurance can be given that they will not unexpectedly be higher. The Company has begun a financing at $2.00 per share from accredited stockholders and other select persons with a targeted maximum of $1,000,000 to meet these near-term requirements, although there can be no assurance that the Company will be able to raise these monies which it requires to remain in business on these terms or other terms management deems acceptable or at all.

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

On various dates in June 2009, the Company entered into 4 convertible debt agreements pursuant to which the company borrowed a total of $110,000.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 7% (4.27% weighted average rate).  The loans all mature between July and October of 2009.  Each of the agreements gives the lender the right to convert the amount due into the common stock of the Company at price of $2.00 per share at any time prior to the loan being paid.  If the lenders do not exercise their conversion rights, the Company will require cash to repay these loans in the next three months or else it will be in default under these loans.  The Company is currently in default of $20,000 of these loans which have already become due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as is most of our spending.

We have little exposure to financial market risks since we have no investments and only loans which are due prior to the end of October, 2009.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

(i) Disclosure Controls and Procedures.   We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(ii)  Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met, taking into account the totality of the circumstances. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(iii)  Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer has evaluated our disclosure controls and procedures as of June 30, 2009, and have determined that they were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 4(a)(iii) above that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors.

We have few capital resources and will be dependent upon future financing to generate the cash necessary to operate our business. Should we fail to raise such financing, we may be forced to cease operations.

As of June 30, 2009 we had cash of only $31,497 and working capital of ($1,228,593). Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking $1,000,000 of financing to launch our products and services and to pay down our net effective third party accounts payable and accrued expenses of $652,124 as of June 30, 2009, representing $774,124 of total accounts payable and accrued expenses less $50,000 of deposits and $72,000 owed jointly with the Company’s predecessor toward a four-year old debt, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial additional funding thereafter for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us to satisfy our approximately $650,000 of accounts payable and accrued liabilities, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition and the Company may not be able to remain in operation.

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

We are substantially dependent on the continued services of our senior management, including our chief executive officer, Benedict Van, as well as Jon Walls, who is presently a full-time consultant with us but who has agreed to become our Chief Operating Officer and Chief Financial Officer on or about September 1, 2009. These individuals have acquired specialized knowledge and skills in the Internet industries and our business operations. The loss of any of these individuals could harm our business. Additionally, within the past year, we have experienced a great deal of turnover.  Our CFO resigned, effective as of December 4, 2008, and our engineering manager in charge of certain new product development previously resigned.  Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel, particularly sales people.  The competition for such executives and for other highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.  Because the success of hereUareMessage is highly dependent on sales personnel, if we do not succeed in recruiting, retaining and motivating top sales people, the success of our hereUareMessage launch could be in jeopardy.

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

Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 48.01% of our issued and outstanding capital stock as of June 30, 2009.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

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

Item 2.
Unregistered Sales of Equity, Securities and Use of Proceeds. In the quarterly period ended June 30, 2009, the Company sold 15,500 shares of common stock to an individual in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.  The shares were sold at a price of $2.00 per share for aggregate proceeds of $31,000.  As of June 30, 2009, the shares had not yet been issued.  In the quarterly period ended June 30, 2009, the Company issued convertible promissory notes to four individuals in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933 pursuant to which the company borrowed a total of $110,000.  Under the terms of the notes, the lender has the right to convert the amount due into the common stock of the Company at the price of $2.00 per share at any time prior to the loans being paid.  All five of the investors were accredited investors.

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

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and  CFO.
Exhibit 32.0 Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 19, 2009 by the undersigned, thereunto duly authorized.

hereUare, Inc.

(Registrant)

By: /s/ Benedict Van
Benedict Van
Chief Executive Officer & Chief Financial Officer

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