Form 10-Q
period 2009-09-30
HEREUARE INC
filed 2009-11-23
CIK 1145906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
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
Yes ☐     No ☒
Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  The number of shares of common stock, par value $0.0001, outstanding as of September 30, 2009 is 34,558,813

PART I

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,196	$6,900
Account receivable	449	106
Other Receivable	9,692	-
Prepaid expenses	8,265	35,301
Total Current Assets	25,602	42,307

PROPERTY AND EQUIPMENT-NET	564,161	701,289
INTANGIBLE ASSETS-NET	86,794	206,608
DEPOSITS	50,000	185,293
Total Non-Current Assets	700,955	1,093,190

TOTAL ASSETS	$726,557	$1,135,497

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,030,012	511,472
Deferred revenue	9,640	12,391
Due to related parties	295,663	309,070
Loan	4,500	-
Convertible notes payable, net	187,900	-
Shares to be issued	30,000	45,000
Total current liabilities	1,557,714	877,933

STOCKHOLDERS' EQUITY/(DEFICIT):

Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,558,813 shares issued and 34,458,813 shares outstanding as of September 30, 2009 and 34,538,313 shares issued and 34,438,313 outstanding as of December 31, 2008.	3,456	3,454
Treasury Stock; 100,000 shares	(10)	(10)
Prepaid consulting	(35,858)	-
Additional paid in capital	85,004,628	77,466,062
Subscription receivable	(8,000)	(8,000)
Accumulated deficit	(85,797,260)	(77,205,829)
Translation Adjustment	1,887	1,887
Total stockholders' equity/(deficit)	(831,158)	257,564
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$726,557	$1,135,497

The accompany notes are an integral part of these unaudited consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR  THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September, 30
	2009	2008	2009	2008
NET REVENUE	$1,130	$6,576	$5,275	$23,160
COST OF GOODS SOLD	807	9,601	2,567	27,794
GROSS PROFIT (LOSS)	323	(3,025)	2,709	(4,634)

OPERATING EXPENSES
Depreciation and amortization	72,677	105,808	258,447	317,421
Rent	188,121	113,439	371,216	323,158
Salaries and payroll taxes	58,373	349,348	118,902	965,796
Professional fees	103,007	305,029	256,918	849,424
General and administrative expenses	346,269	787,393	7,587,165	4,281,481
Total operating expenses	768,466	1,661,017	8,592,647	6,737,280

LOSS FROM OPERATIONS	(768,123)	(1,664,042)	(8,589,939)	(6,741,914)

OTHER INCOME
Interest income	5	633	107	2,166

LOSS BEFORE INCOME TAXES	(768,117)	(1,663,409)	(8,589,832)	(6,739,748)

INCOME TAX	-	-	1,600	2,520

NET LOSS	(768,117)	(1,663,409)	(8,591,432)	(6,742,268)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,558,813 shares issued and   34,458,813 shares outstanding  as of  September 30, 2009 and 34,538,313  shares issued and 34,438,313 outstanding as of December 31, 2008.

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	34,255,893	34,413,230	34,358,813	34,307,515

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.05)	$(0.25)	$(0.20)

*Weighted average number of shares used to compute basis and diluted loss per share is the same   since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these unaudited consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,591,432)	$(6,742,268)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	258,447	317,421
Issuance of stock options for compensation	7,106,017	3,579,875
Issuance of warrants for services	263,772	-
(Increase) decrease in current assets:
Account receivable	(343)	(1,019)
Other Receivable	(9,692)	-
Inventory	-	(2,706)
Prepaid expense	27,036	88,778
Deposits	135,293	(78,303)
Related party receivable	-	68,618
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	520,462	93,663
Deferred Revenue	(2,751)	13,327
Net cash used in operating activities	(293,192)	(2,662,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,100)	(483,573)
Purchase of intangible assets	(405)	(69,070)
Leasehold Improvement	-	(89,768)
Net cash used in investing activities	(1,505)	(642,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants	55,000	-
Proceeds from/(payment to) related parties	(13,407)	-
Proceeds from convertible notes payable	187,900	-
Proceeds from notes payable	4,500	-
Proceeds from subscription receivable	-	45,000
Proceeds from issuance of common stock for cash	61,000	2,686,028
Repurchase treasury stock	-	(50,000)
Net cash provided by financing activities	294,993	2,681,028

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	(437)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	296	(624,435)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,196	$81,404

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,600	$2,520
Interest payments	$-	$-

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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.  As of September 30, 2009, the subsidiary in Vietnam has not generated revenue for the Company but has served as an engineering and operations center.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report for the year ended December 31, 2008 on Form 10-K.  The results of the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Reclassification - Certain comparative amounts have been reclassified to conform to the nine month periods ended September 30, 2009 and 2008.

Stock-based compensation-The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”),(ASC 718) under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Loss per share - Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". (ASC 260). Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1, (ASC 825), and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), (ASC 860, Transfers and Servicing),which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), (ASC 810, Consolidation),which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), (ASC 105, Generally Accepted Accounting Principles),which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

 Note 3 - Property and Equipment

 The property & equipment comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Equipment	$936,064	$934,964
Furniture	141,078	141,078
Leasehold improvement	89,768	89,768
Total Property & Equipment	1,166,910	1,165,810
Less accumulated depreciation	(602,749)	(464,521)
Net Property & Equipment	$564,161	$701,289

Depreciation expense was $44,554 and $138,277 for the three-month and nine month periods ended September 30, 2009; and $50,492 and $167,504 for the same periods in 2008, respectively.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Software solutions	$547,317	$546,912
Domain name	32,321	32,321
Total Intangible Assets	579,638	579,233
Less accumulated amortization	(492,844)	(372,625)
Net Intangible Assets	$86,794	$206,608

Amortization expense was $28,173 and $120,219 for the three-month and nine month periods ended September 30, 2009 and $55,316 and $149,917 for the same periods in 2008, respectively.

 Amortization expenses of intangible assets over the next twelve months are as follows:

Amortization
2009:	$83,594

Note 5 - Deposits

 Deposits comprised of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Rent deposit – Mountain View	$-	$114,750
Rent deposit – Los Angeles	-	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Other deposits		8,354
Total deposits	$50,000	$185,293

Note 6 – Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable	$872,490	$373,873
Accrued litigation	72,000	72,000
Other accrued expenses	85,522	65,599
Total accounts payable &
accrued expenses	$1,030,012	$511,472

Note 7 - Related Party Transactions

As of September 30, 2009, the net amount due to and from related parties were $295,663, the majority balance was from eCapital Group, Inc., a company owned by the CEO of the Company. The amounts are due on demand, interest free and unsecured as of September 30, 2009. As of December 31, 2008, the Company had an amount due to eCapital Group, Inc. of $309,070.

Deferred revenue as of September 30, 2009 amounted to $9,640. Deferred revenue as at December 31, 2008 amounted to $12,390 and resulted as part of sale to eCapital Group, Inc.

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

On January 28, 2008, the Company entered into a 5-year lease agreement with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Future rent expense per this new lease agreement is as following:

2010:	$199,558
2011:	$227,537
2012:	$312,800
2013:	$131,396
Thereafter:	$52,700

The Company ceased paying its monthly rent of $28,450 in December of 2008 and is therefore in default under this lease, owing approximately $180,000 as of September 30, 2009, after the landlord applied its security deposit.  The Company received a notice of abandonment from the landlord during June, 2009.  The Company intends to negotiate a settlement with its landlord although there can be no assurance it will succeed or what the terms of any such settlement would be.

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

 During the second quarter, the Company issued 5,000 shares of common stock in conjunction with a transaction completed in 2008.

During the third quarter, the Company issued 15,500 shares of common stock in conjunction with a transaction completed in second quarter

Shares to be issued amounted to $30,000 as of September 30, 2009.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Under Plan	Price	Value
Balance, December 31, 2008	5,383,999	0.97	$5,222,479
Granted	-	-
Lapsed	338,000	2.99
Exercised	-	-
Balance, September 30, 2009	5,045,999	0.83	$-

 The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at September 30, 2009:

Options
Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	5,045,999	2.28	$0.83	4,930,353	$0.73

Warrants

In a settlement with three shareholders in December 2006, the Company granted a three-year warrant to purchase 750,000 shares of the Company's stock at $6 per share. The non-cash expense of the warrant, calculated by a Black-Scholes model, in the amount of $1,238,303 was recorded in the Company's financial statements for the year ended December 31, 2006. In the second quarter of 2009, in exchange for $55,000, the Company and this warrant holder have agreed to increase the number of warrants by 200,000, that is from 750,00 to 950,000, and to extend the term for another three years, so that the warrant will expire on December 31, 2012, instead of December 31, 2009.

In exchange for certain consulting services, the Company granted two shareholders a three year warrant to purchase 100,000 shares of the Company's stock at $9 per share.

The following summary presents the warrants granted, exercised, expired and outstanding at September 30, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
		Price	Value
Balance, December 31, 2008	750,000	$6.00	$-
Granted	300,000	-	-
Exercised	-	-	-
Balance, September 30, 2009	1,050,000	$6.00	$-

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at September 30, 2009:

Warrants
Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,050,000	1.22	$6.29	983,333	$6.10

Note 10 Convertible Debt

On various dates in June 2009 to September 2009, the Company entered into several convertible debt agreements pursuant to which the company borrowed a total of $187,900.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 8% .The loans all mature between October 2009 and May 2010.  Loans aggregating $155,000 of principal are convertible into common stock at $2.00 per share; loans aggregating $32,900 of principal are convertible into common stock at $9.00 per share.

Note 11 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $85,797,260 at September 30, 2009. The Company incurred a net loss of $8,591,432 for the nine month ended September 30, 2009.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following section discusses the significant operating changes, business trends; financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2009. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has applied SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R) (ASC 718).

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

Throughout the quarter ended September 30, 2009, the Company was operating at the reduced level of the prior quarter and was primarily preparing to launch one of its initial products, hereUareMessage e-Messaging & Groupware once the Company is able to raise adequate financing, of which there can be no assurance.  Also, on June 22, 2009 the Company launched its hereUare Local Classifieds, an online classifieds site targeting local consumers.  However, the site did not generate any revenues during the quarter and it is unlikely that it will generate any significant revenues until the Company raises adequate financing to properly market the site, of which there can be no assurance.  As a result the Company did not generate material revenues during the quarter.

Revenues and Gross Profit (Loss)

Revenue and gross profit during the three-month periods ended September 30, 2009, and 2008, were minimal.  During the three-month period ended September 30, 2009, we generated sales of $1,130 which was mainly from the Company's VoIP product. Cost of goods sold was $807, which included domestic and international telecom termination charges for testing purposes, resulting in a gross profit figure of $323. Revenues were $6,576 and cost of goods sold were $9,601 for the quarterly period ended September 30, 2008, resulting in a gross loss of $3,025.

Costs and Expenses

 During the three-month periods ended September 30, 2009 and 2008, we incurred decreasing depreciation and amortization expenses of $5,938 and $27,143, respectively, and rent expenses in the amounts of $188,121 and $113,439, respectively.  The increase in rent for this quarter is for two months of rent that was not properly recorded in the period ended June 30, 2009.  During the nine-month periods ended September 30, 2009 and 2008, we incurred decreasing depreciation and amortization expenses of $29,277 and $29,698, respectively, and rent expenses in the amounts of $371,216 and $323,158, respectively.  We also had $58,373 in salaries and payroll taxes for the three-month period ended September 30, 2009 as compared to $349,348 for the same period in 2008. We also had $ 118,902 in salaries and payroll taxes for the nine-month period ended September 30, 2009 as compared to $ 965,796 for the same period in 2008. This decrease was the result of management employees working at reduced or no pay, the termination or resignation of most US employees, and the furlough of Vietnam employees until the Company’s cash situation improves, at which time the Company hopes to be able to re-hire most of them, although no assurance can be given.  We incurred professional fees in the amounts of $ 103,007and $305,029 respectively for three month periods in 2009 and 2008, with the decrease again being primarily related to the Company’s reduced activities. We incurred professional fees in the amounts of $ 256,918 and $ 849,424 respectively for nine month periods in 2009 and 2008, with the decrease again being primarily related to the Company’s reduced activities.

General and administrative expenses for the three months ended September 30, 2009, decreased by $441,124 to $346,269 versus $787,393 for the same quarter ended September 30, 2008.  General and administrative expenses for the three months ended September 30, 2009 were $346,269 which included $43,823 of non-cash option expenses estimated by using a Black-Scholes option pricing model. General and administrative expenses for the same period in 2008 of $787,393 included non-cash option expenses of $423,587 estimated by using a Black-Scholes option pricing model.  General and administrative expenses for the nine months ended September 30, 2009 were $ 7,587,165 which included $7,107,940 of non-cash option expenses estimated by using a Black-Scholes option pricing model. General and administrative expenses for the same period in 2008 of $ 4,281,481 included non-cash option expenses of $3,570,875 estimated by using a Black-Scholes option pricing model. During second quarter ended June, 30, 2009, the increase in non-cash option expenses resulted primarily due the extension of expiration of 3,639,999 options which would expire in May 2009, for another 3 years to May 2012, including 2,699,999 options held by its CEO, director, and largest beneficial stockholder Benedict Van and 30,000 options held by an outside director.

Liquidity and Capital Resources

Stockholders' deficit, as of September 30, 2009, was $ 831,158 and net cash used in operating activities was $ 293,192 for the first nine months of 2009.

As of September 30, 2009, the Company had approximately $7,196 in cash and current liabilities of about $1,557,714.  Of these current liabilities, $295,663 were to related parties which are due on demand but which the other parties have agreed not to demand until the Company has adequate cash reserves and $72,000 are as a result of an old judgment jointly owed with its predecessor which the Company does not expect to have to pay.  In addition, $50,000 is covered by deposits (see Note 5), $9,640 is Deferred Revenue, $187,900 is associated with the Company’s Convertible Notes Payable, $4,500 loan and $30,000 is related to cash received for shares of the Company’s common stock which it has not yet issued.  The remaining is $958,012 of current liabilities, which represent accounts payable and accrued liabilities.

The Company needs cash in order to make payments toward the  $958,012 of accounts payable and other accrued liabilities and to launch its hereUareMessage e-Messaging & Groupware product.  The Company currently estimates that its cash requirements for the next few months will be between $75,000 and $125,000 per month, although no assurance can be given that they will not unexpectedly be higher. The Company has begun a financing at $2.00 per share from accredited stockholders and other select persons with a targeted maximum of $1,000,000 to meet these near-term requirements, although there can be no assurance that the Company will be able to raise these monies which it requires to remain in business on these terms or other terms management deems acceptable or at all.

The Company will need to continuously raise funds for operations and to cover its current liabilities, unless and until the Company is able to generate substantial revenues from its new products of which there can be no assurance. Assuming the Company is able to raise adequate financing; the Company plans to begin to market its software and communication products and expects to generate revenues in future periods but also expects its operations to use substantial amounts of cash, especially in the near-term. The Company currently plans to raise more monies in follow-on financings in the coming quarters in order to fund its operations. However, there can be no assurance that the Company will generate material revenues from its products or will be able to raise additional monies in the ongoing or next financing, and if so on attractive terms.

Convertible Debt Agreements

On various dates in June 2009 to September 2009, the Company entered into several convertible debt agreements pursuant to which the company borrowed a total of $187,900.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 7% .The loans all mature between October 2009 and May 2010. Loans aggregating $155,000 of principal are convertible into common stock at $2.00 per share; loans aggregating $32,900 of principal are convertible into common stock at $9.00 per share.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors.

We have few capital resources and will be dependent upon future financing to generate the cash necessary to operate our business. Should we fail to raise such financing, we may be forced to cease operations.

As of September 30, 2009 we had cash of only $7,196 and deficit working capital of 1,532,113. Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking $1,000,000 of financing to launch our products and services and to pay down our net effective third party accounts payable and accrued expenses, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial additional funding thereafter for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us to satisfy our approximately $650,000 of accounts payable and accrued liabilities, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition and the Company may not be able to remain in operation.

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

We have never been profitable. In fact, during both fiscal 2009 and 2008, we were not even able to operate with a gross profit. There can be no assurance that we will ever generate a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.

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

Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 48.01% of our issued and outstanding capital stock as of September 30, 2009.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

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

 During the second quarter, Registrant received a subscription for 15,500 common shares at $2.00 per share.  These shares were issued during the third quarter.  In addition, Registrant received loans due at various times during 2009 for $110,000 and $77,900, respectively during the second and third quarter from a total of eight persons.  Loans from four persons aggregating $100,000 of principal are convertible into common stock at $2.00 per share; loans from two persons aggregating $83,400 of principal are accompanied by three-year warrants to purchase 400,000 shares with an exercise price of $9.00 per share; and loans from two persons aggregating $4,500 of principal are not convertible and are not accompanied by warrants.  The stock subscriber and note holders are all accredited individual investors and were issued their securities (including the shares underlying the convertible notes and warrants if and when issued) in a private placement exempt from registration under Section 4(2) and under Rule 506 of Regulation D of the Securities Act of 1933.

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

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and  CFO.

Exhibit 32.0 Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 23, 2009 by the undersigned, thereunto duly authorized.

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