Form 10-K
period 2009-12-31
HEREUARE INC
filed 2010-04-15
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes         ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                 Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes         ☒ No

Aggregate market value of common stock held by non-affiliates at March 31, 2010:   $34,376,386 (see Note A)

Number of shares of common stock outstanding at March 31, 2010: 34,678,813

DOCUMENTS INCORPORATED BY REFERENCE:   None

Note A: Based upon the $2.00 price in the most recent transaction involving the sale of the Company's common stock as there is no active trading market.
Total Number of Pages: 40
Exhibit Index is on Page 40

HEREUARE,  INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our product development, product release, marketing, fundraising and expansion plans, and our objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Description of Business—Risk Factors Affecting Future Performance" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov .

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

Discontinued Business

In 2001 and 2002, we licensed and then purchased safe web browser software for children. We evaluated this asset at December 31, 2003 and determined that this asset had been impaired and was of no value, based upon the fair market value of similar assets.  We recorded an impairment expense equal to the remaining book value of this asset.

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

●
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

●
hereUareClassifies, Classified Advertising - our centralized online marketplace for merchandise, jobs, real estate, automotive, etc. in local communities around the world for the buying and selling of items.

●
hereUareMessage, e-Messaging & Groupware - a hereUare web-based office tool that allows for group collaboration through emails, group emails, and shared calendars and tasks, using a concentrated common interfaced network and database.

Additionally, hereUare has developed and plans to launch “hereUareVoice, VoIP”, a peer-to-peer Internet voice connection which would use advanced patent-pending hereUare engineered "click-to-call" and "follow-me-everywhere" custom calling features.  This application’s cost-structure, primarily inter-connects with telephone and cell phone providers, has made it fiscally unfeasible for hereUare at this time, but the Company plans to launch this application in the future.

Every hereUare application is interconnected through the interchangeable functionalities of each application. For example, a user can click a phone number from a website generated from our hereUareEngine search to order a pizza through our hereUareVoice VoIP, when released, or conversely click a phone number from a user’s hereUareMessage contact list to place a call.  Both functions are enabled without the requirement of a user to insert user data or information.  This level of seamlessness is designed to increase user efficiency, while greatly enhancing the overall ease-of-use for a user.  hereUare believes there is a direct correlation between product integration and the success of a business that relies on the Internet as its point of sale.

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

hereUare Applications and Solutions

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

hereUare Engine Search

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

hereUareEngine Search features:

●
Dynamically generated graphical indicators of relevant content - hereUare provides a unique way to indicate the level of relevancy of a search result. This allows the user to easily identify the most relevant search data results rather than reading a long list of content that is potentially not of interest or relevant to the user.

●
Large search library – will consist of over 10 billion indexed pages once hereUare completes the indexing process.  hereUare had believed it already had indexed over 10 billion pages but discovered that a majority of the pages were duplications or contained spam and as a result, hereUare has less than one billion indexed pages currently.  Our hereUare Engine search product requires us to increase the number of indexed pages to over 10 billion in order to be effective.  As a result, we have developed and implemented some new technologies in order to eliminate the page duplications and spam that existed in our prior number of indexed pages and we are crawling or spidering the web in order to increase the number of indexed pages.  We are not planning to offer our hereUare search engine product until after we have indexed close to 10 billion pages for our hereUare Engine software to search. When complete, this will be an entry barrier to any new search engine.  It is time-consuming and expensive to build a library of billions of indexed pages for a competitive result and there can be no assurance of when hUa will have a complete library.

●
More efficient scaling algorithm - requiring significantly less servers compared to the competition in the market when indexing the same number of pages.  This is achieved through advanced proprietary software and indexing algorithms.

●
High relevancy - supports sophisticated search queries allowing nested Boolean format for experts, and also supports simple step-by-step searches, leading novices through categories to the most relevant information they seek.

●	Search query – hereUare Engine query results include all common formats such as PDF, Microsoft Word, Power Point, Excel and Postscript documents.

hereUareEngine search engine is supported by an advertisement server which is designed to provide the Company with a powerful revenue-generating source. With hereUareEngine acting as the backbone of the hereUare product suite, particularly hereUareClassifies, the Company is poised to offer effective methods for advertisers to narrowly target their online marketing campaigns across hereUare's product suite and applications.

hereUareVoice VoIP

The hereUareVoice Voice over Internet Protocol (VoIP) telephony solution will offer a peer-to-peer (P2P) connection, delivering high quality audio while requiring minimal bandwidth.  The service will work over almost any Internet connection, even at dial-up access speeds.  The hereUareVoice VoIP service will be managed through our hereUare engineered 'Softphone' a multi-media user interface that works in association with our VoIP technology.  It serves as a dialing pad for initiating calls directly from a PC to any receiving device over the Internet. The Softphone applet is downloaded from the hereUare website as a stand-alone onscreen phone.

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

Planned hereUareVoice VoIP Features:

●	Peer-to-peer connection - resulting in low voice delay.

●	Direct Inward Dialing (DID) - offering maximum privacy by allowing users from outside the hereUare network to reach a hereUare VoIP user without the need to give out any personal number.

●	Follow-me-everywhere call forwarding capability - allowing users to direct calls to their land or mobile number, even when the computer is not online.

●
Click-to-Call - a patent-pending hereUare engineered technology that is capable of detecting a phone number in a web browser and allowing the hereUareVoice or VoIP user to initiate a call by simply clicking on the number.

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

hereUareClassifies features:

●	Multiple options - from a simple basic service plan to a premium package

●	Self-managed listings - with simple step-by-step walkthrough and visual ad displays

●	Priority Ranking - options which keep an ad on the top of the category in which it is posted to improve response and generate more advertising exposure

●	Differentiating capability - allow listings with a variety of font options for ad text

●	Sponsored Links - in any category, help businesses stand out

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

The Market for hereUare Applications

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

VoIP technology has advanced drastically in recent years as voice quality and call stability has improved. This trend will lead to greater market opportunities as individual consumers and businesses accept the technology as a low cost option to traditional telecom solutions.   This application is in the initial stages of growth and is expected to continue to expand in worldwide acceptance as VoIP technology is more readily understood and accepted

hereUare Marketing Plan

Our initial marketing strategy is to market hereUare message to the SMB market.  This approach focuses on both on direct sales and channel development with value-added resellers (VARs) and distributors who will offer our hereUareMessage messaging product line to SMBs and enterprises.  If we are able to gain traction with this product, and if we are able to complete the hereUareClassifies product and index 10 billion pages for the hereUareSearch product, the Company intends to release these two products along with hereUareVoice, and thereby market a suite of interrelated products.

For this suite, our planned marketing strategy approaches the market from three different perspectives, with the primary goal of driving adoption of hereUare's applications. Our first approach would focus on building brand awareness primarily through online advertising and eyeball acquisition of carefully placed and strategically located ads and links that draw attention to the hereUare Search page that will be the Company's landing page. The hereUare marketing team has identified multiple sites as co-branding partners which will host hereUare search and links. As a central destination web page, the hereUare landing page is designed to lead users into the company's other applications.

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

Our third approach for marketing once the product suite is available would center around the establishment of relationships with large communities for positioning hereUare as the default user gateway or portal to the Internet.  As described below, hereUare had identified large communities of Internet users among unique demographic groups in the USA and in Asia.

hereUare plans to jumpstart the viral marketing effect with identified vertical market segments and partners. We are attempting to establish relationships with community groups in the U.S., Vietnam and China. These relationships, if established, can give us access to user gateways of a large number of users that play an essential role in the success of our commercial launch for our hereUareEngine, hereUareVoice, and hereUareMessage applications.  Our goal is to establish these relationships on the basis of hereUare being the default user gateway.  We would direct our marketing programs toward a vertical focus through promotion with sponsorships, radio stations, bulletin board groups, and community events. These relationships could drive traffic through hereUare products, and the strategy is designed to attract eyeballs to the hereUare website; this could enable a network effect that stems from self-proliferating community behavior.

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

Branding Strategy

The Internet is a consumer market in which brand recognition is essential to any viral marketing campaign for the attraction and retention of traffic.  Therefore, hereUare has carefully studied and selected its brand and domain name. Extensive focus group studies indicate that the hereUare name suggests and promotes a central Internet destination that serves all the needs of the user.  As a brand, the hereUare message delivers the company's mission as a one-stop destination, where any device can be used, anywhere, any time. "hereUare" is easily pronounced and understood by non-English speaking users, which enhances its acceptance as a global brand. Generally speaking, the Internet domain name has become a valuable commodity. As a result, it has become a serious challenge to find a name that will resonate with consumers, while serving as a company's mission. hereUare has overcome this challenge successfully, with its easily understood name and products registered and trademarked.

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

The Company has been granted two US patents:

●	Granted February 2006 - method and system for simulating multiple independent client devices in a wired or wireless network;
●	Granted February 2007 - system for distributed network authentication and access control.

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

Employees

As of December 31, 2009, we have five full-time employees.  In order to conserve cash, thirteen employees in Vietnam have been put on leave without pay.  Assuming the Company can raise the necessary financing, the Company plans to re-hire them although no assurance can be given.

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

We have never been profitable. In fact, during both fiscal 2009 and 2008, we were not even able to operate with a gross profit. There can be no assurance that we will ever generate a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.  As a result of the economic collapse, we were unable to finish our research and development programs.

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

As of December 31, 2009 we had cash of only $24,393 and working capital of ($1,583,461). Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking substantial financing to launch our products and services and to pay down our third party accounts payable and accrued expenses of $1,056,528 as of December 31, 2009, the loss we incurred during 2009, and our debt to related parties $257,683 as of December 31, 2009, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial funding for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition.

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

Our management, either directly or indirectly through their control of affiliated companies, own or control approximately 48.01% of our issued and outstanding capital stock as of December 31, 2009.  See "Security Ownership of Certain Beneficial Owners and Management."  As a result, these persons would have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership may be detrimental to the interest of our minority shareholders in that it may:

●	limit shareholders' ability to elect or remove directors;

●	delay or prevent a change in the control;

●	impede a merger, consolidation, take over or other transaction involving the Company; or

●	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Year	Expense	Sub-lease	Net Expense
2010	$93,666	$93,666	$-
2011	$43,458	$43,458	$-

On January 28, 2008, the Company entered into a 5-year lease agreement, with an option to purchase, with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this new lease agreement is as following:

2010:	$294,100
2011:	$304,300
2012:	$314,500
Thereafter:	$52,700

The Company ceased paying its monthly rent in December of 2008 and is therefore in default under this lease, owing approximately $200,000 as of December 31, 2009, after the landlord applied its security deposit.  The Company received a notice of abandonment from the landlord during June, 2009.  The Company intends to negotiate a settlement with its landlord although there can be no assurance it will succeed or what the terms of any such settlement would be.

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

Holders

As of December 31, 2009 there were 379 holders or record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarterly period ended December 31, 2009, the Company sold an aggregate of 140,500 shares of $0.0001 par value common stock to three people in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were sold from $2.00 to $9.00 per share for aggregate proceeds of $316,000.

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

Item 6. Selected Financial Data.

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the Company's as of and for the fiscal years ended December 31, 2009 and 2008. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results or because their application requires significant management judgment, are described in the following paragraphs. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

●	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and
●	We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.
●	The Company expects to apply the provisions of Statement of Position 97-2 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

These Company's most critical accounting policies are applied consistently for all years presented and many are described in Note 2 of our financial statements. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Results of Operation

hereUare, whose name was changed from PeopleNet International Corporation on March 26, 2007 to hereUare, Inc., was formed in February 1997, under the name American Champion Media, as a wholly owned subsidiary of Pacific Systems Control Technology ("PSCT"), formerly known as American Champion Entertainment. Through a spin-off transaction on February 8, 2002, hereUare became an independent entity and PSCT distributed its shares of hereUare to the shareholders of PSCT as of the record date of January 16, 2002. Throughout the year ended December 31, 2009, the Company was primarily developing products and was not generating material revenues.

Revenues and Gross Profit (Loss)

During the year ended December 31, 2009, we only generated sales of $5,575 which was mainly from the Company's VoIP product. Cost of goods was $2,567 which included domestic and international telecom termination charges for testing purposes, resulted in a gross loss figure of $3,009.  Revenue for the year ended December 31, 2008, also primarily from the VoIP product, was $27,737 and cost of goods was $32,485 resulting in a gross loss of $4,748.

Development of our Internet software technologies has generally been completed as of year-end 2009, and we plan to attempt to market our hereUare Message e-messaging and groupware products to small and medium-sized businesses beginning in the second quarter of 2010.  However, there can be no assurance that we can generate significant sales from such attempts. We are currently not intending to market our hereUare Voice VoIP software due to interconnect and other costs until we are on a more secure financial footing.  Our hereUare Engine search product requires us to increase the number of indexed pages in order to be effective as we implemented some new technologies in order to eliminate the page duplications that existed in our prior number of indexed pages due largely from spam.  We also are not planning to offer our hereUareEngine search engine product until after we have indexed close to 10 billion pages for our hereUare Engine software to search.

Costs and Expenses

Our depreciation and amortization expenses were $333,570 and $415,575 for the years ended December 31, 2009 and 2008.  Most of the decrease was due to the retirement of assets during 2009.

Our rent expenses were $535,241 and $402,423 for the years ended December 31, 2009 and 2008.  Of the $535,241 for 2009, $517,187 was for our US locations and $18,053 was for our Vietnam location.  Of the $402,423 for 2008, $326,782 was for our US locations and $72,719 was for our Vietnam location.  The main part of the increased rent in 2009 versus 2008 in our US locations involved our moving our principal executive offices from our Mountain View to our Palo Alto facility, which we are still held liable for even if we have default on the lease.

Our payroll expenses were $183,321 which reflected a sudden decrease in engineering, marketing, and management staff as compared to $1,106,375 for the previous year.  For the year ended December 31, 2009, we also incurred professional fees of $356,451.62 which included $155,146.08 for legal, $40,330 for accounting, $150,020 in consulting fees for software engineering and business consultation, and $10,956 for agent fees. In the prior year, we had professional fees of $934,741 which included $181,258 for legal, $18,181 for accounting, $735,302 in consulting fees for software engineering and business consultation, and $7,514 for agent fees.  The bulk of the decrease in professional fees in 2009 versus 2008 was therefore in consulting fees for software engineering, business consultation, which decrease by $585,282, with most of that decrease being from the decrease in number of consultants.

General and administrative expenses for the year ended December 31, 2009 were $7,709,883 which included $7,480,293 in non-cash option and warrant expenses estimated by using a Black-Scholes option pricing model  G&A expenses for the previous year were $4,122,645  which included non-cash option expenses in the amount of $3,223,391. Our non-cash option expenses increased largely because of the expenses associated with options that were renewed in the first half of 2009. During December 31, 2009, the company wrote off $105,851 worth of property and equipment as compared to zero in 2008.

As a result of foregoing factors, our net loss was $9,257,874 for the year ended December 31, 2009, as compared to $8,156,861 for the year ended December 31, 2008. Net loss per share increased to $0.27 in 2009 from $0.24 in 2008, while weighted average number of shares outstanding increased to 34,453,892 by the end of the year 2009 from 34,340,393 of a year ago.

Liquidity and Capital Resources

Net cash flow for the twelve months ended December 31, 2009 was $17,493. There was a net inflow of $616,013 from financing activities. Cash flow from operating activities was a negative $623,210 on a consolidated basis while net cash provided by investing activities was $24,690.

Our Company has not generated significant revenues from our operations over the last several years and management remains doubtful that enough revenues can be generated from operations in the next twelve months to cover the cost of our operations. In addition, as of December 31, 2009, we had cash of only $24,393 and working capital of ($1,583,461)  As a result of our weak cash position, we are in default of some of our contractual obligations, including our Terra Bella Avenue lease.  We will be seeking substantial funding within the next year to pay down our accounts payable and accrued expenses of $1,056,528 as of December 31, 2009, the loss we incurred during the first quarter of 2009, and for introducing and marketing our hereUare Message e-messaging and groupware software product. Otherwise, we may not be able to survive and will not be able to introduce such software in a large-scale manner and may have to scale down or cease our operations.

As a result of limited capital resources and insignificant revenues from operations, the Company has relied on the issuance of equity securities in financing transactions for our operational needs. During fiscal 2009, the Company raised approximately $.38 million from the sale of approximately 0.17 million shares while during fiscal 2008 the Company raised approximately $2.7 million from the sale of approximately 0.3 million shares. The independent auditor's report on the Company's December 31, 2009 financial statements included in this report states that there is substantial doubt about our Company's ability to continue as a going concern. In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available and we may have to cease our operations entirely. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required. In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company and the independent registered public accounting firm's report are filed herewith on pages 21 through 24 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
hereUare, Inc.
(formerly known as PeopleNet International Corporation)

We have audited the accompanying balance sheets of hereUare, Inc. (formerly known as PeopleNet International Corporation) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of hereUare, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2009 of $86,457,703 including net losses of $9,251,874 for the year ended December 31, 2009. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April  15, 2010

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,393	6,900
Account receivable	439	106
Prepaid expenses	8,753	35,301
Total Current Assets	33,585	42,307

PROPERTY AND EQUIPMENT-NET	389,056	701,289
INTANGIBLE ASSETS-NET	57,343	206,608
DEPOSITS	50,000	185,293
Total Non-Current Assets	496,398	1,093,190

TOTAL ASSETS	$529,983	1,135,496

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,111,528	511,472
Deferred revenue	9,390	12,390
Due to related parties	257,683	309,070
Short term notes payable, net	109,445	-
Convertible notes payable	120,000	-
Shares to be issued	64,000	45,000
Total current liabilities	1,617,046	877,932

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value;
100,000,000 shares authorized;
34,678,813 shares issued and 34,578,813 shares outstanding as of December 31, 2009 and 34,338,313 shares issued and outstanding as of December 31, 2008.	3,468	3,454
Treasury Stock; 100,000 shares	(10)	(10)
Additional paid in capital	85,399,233	77,466,062
Subscription receivable	-	(8,000)
Prepaid consulting	(33,937)	-
Accumulated deficit	(86,457,703)	(77,205,829)
Translation Adjustment	1,886	1,886
Total stockholders' equity/(deficit)	(1,087,062)	257,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,983	1,135,496

The accompany notes are an integral part of these unaudited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
NET REVENUE	$5,575	$27,737
COST OF GOODS SOLD	2,567	32,485
GROSS PROFIT/(LOSS)	3,009	(4,748)

OPERATING EXPENSES
Depreciation and amortization	333,570	415,575
Rent	590,241	402,423
Salaries and payroll taxes	183,321	1,106,375
Professional fees	356,452	934,742
Impairment of advance	-	170,000
Impairment of property and equipment	105,851	-
Impairment of investment	-	1,000,000
General and administrative expenses	7,709,883	4,122,645
Total operating expenses	9,224,317	8,151,760

LOSS FROM OPERATIONS	(9,221,308)	(8,156,508)

OTHER INCOME (EXPENSE)
Interest income	121	2,167
Interest expense	(31,699)	-
Gain on sale of property	2,613	-
Total Other Income/(loss)	(28,966)	2,167

LOSS BEFORE INCOME TAXES	(9,250,274)	(8,154,341)

INCOME TAX	1,600	2,520

NET LOSS	(9,251,874)	(8,156,861)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	1,886

NET COMPREHENSIVE LOSS	$(9,251,874)	$(8,154,975)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	34,453,892	34,340,393

BASIC AND DILUTED NET LOSS PER SHARE	$(0.27)	$(0.24)

*	Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these unaudited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock		Treasury stock					Other		Total
	Number of		Number of		Additional	Subscription	Prepaid	comprehensive	Accum.	stockholders'
	shares	Amount	shares	Amount	paid in capital	Receivable	Consulting	income	deficit	equity (deficit)
Balance as of January 1, 2008	34,239,864	$3,424	-	$-	$71,606,663	$(53,000)	$-	$-	$(69,048,968)	$2,508,119

Shares issued for cash	298,449	30	-	-	2,685,998	-	-	-	-	2,686,028

Cash received for subscription receivable from 2007	-	-	-	-	-	45,000	-	-	-	45,000

Purchase of treasury shares	-	-	100,000	(10)	(49,990)	-	-	-	-	(50,000)

Option expenses	-	-	-	-	3,223,391	-	-	-	-	3,223,391

Foreign currency translation	-	-	-	-	-	-	-	1,886	-	1,886

Net loss for the year		-	-	-	-	-	-	-	(8,156,861)	(8,156,861)

Balance as of December 31, 2008	34,538,313	3,454	100,000	(10)	77,466,062	(8,000)	-	1,886	(77,205,829)	257,563

Shares issued for cash	140,500	14	-	-	315,986	-	-	-	-	316,000

Written off of subscription receivable	-	-	-	-	-	8,000	-	-	-	8,000

Granted of warrants for notes payable	-	-	-	-	74,206	-	-	-	-	74,206

Granted of warrants for services	-	-	-	-	38,420	-	(33,937)	-	-	4,483

Warrants issued for cash	-	-	-	-	318,131	-	-	-	-	318,131

Option expenses	-	-	-	-	7,186,428	-	-	-	-	7,186,428

Net loss for the year	-	-	-	-	-	-	-	-	(9,251,874)	(9,251,874)

Balance as of December 31, 2009	34,678,813	$3,468	100,000	$(10)	85,399,233	$-	$(33,937)	$1,886	$(86,457,703)	$(1,087,062)

The accompany notes are an integral part of these unaudited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,251,874)	$(8,156,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,570	415,575
Issuance of stock options for compensation	7,186,428	3,223,391
Amortization of warrants expense for services	267,614	-
Amortization of warrant expense for notes payable	26,251	-
Impairment of property and equipment	105,851	-
Impairment of an investment and advances	-	1,170,000
Write off of subscription receivable	8,000	-
Gain on sale of property	(2,613)	-
(Increase) decrease in current assets:
Account receivable	(333)	-
Inventory	-	21,811
Prepaid expense	26,548	130,356
Deposits	135,293	(78,303)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	545,056	112,033
Deferred Revenue	(3,000)	12,144
Net cash used in operating activities	(623,210)	(3,149,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	27,000	-
Purchase of property and equipment	(1,100)	(437,079)
Purchase of software	(1,210)	(70,471)
Leasehold Improvement	-	(89,768)
Net cash provide by/(used in) investing activities	24,690	(597,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payment to related parties	(51,387)	320,318
Proceeds from subsciption receivable	-	45,000
Proceeds from short term notes payable	157,400	-
Proceeds from convertible note payable	120,000	-
Proceeds from issuance of common stock for cash and shares to be issued	335,000	2,731,028
Proceeds from warrants	55,000	-
Repurchase treasury stock	-	(50,000)
Net cash provided by financing activities	616,013	3,046,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	1,887

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	17,493	(698,939)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	$705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,393	$6,900

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,600	$2,520
Interest payments	$-	$-

NONCASH SUPPLEMENTAL DISCLOSURES:
Warrants issued for notes payable	$74,206	$-
Warrants issued for services	$38,420	$-

The accompany notes are an integral part of these unaudited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In August 2007, the Company established a wholly owned subsidiary in Vietnam, hereUare Communications Company Ltd. Vietnam, in anticipation of engaging in business activities in that country.  As of December 31, 2009, the subsidiary in Vietnam has not generated revenue for the Company but has served as an engineering and operations center.

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

Long-lived assets - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Intangible Assets - The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As at December 31, 2009 no impairment in intangible assets is recorded.

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software package has been delivered or shipped, the fee is determined and the customer is invoiced. Subscription Fees or Perpetual License Fees and Support Fees revenues are recognized on an accrual basis for the term of the agreement.  The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin104 (ASC 605). The Company did receive a small amount of revenue from licensing agreements in the year ended December 31, 2009.

Income Taxes - The Company utilizes SFAS No. 109, (ASC 740) "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-based compensation –

The Company adopted SFAS No. 123 (Revised 2004) (ASC 718), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Basic and diluted net loss per share - Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments - Statement of financial accounting standard No. 107 (ASC 460), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31:

	2009	2008
Equipment	$836,812	$934,964
Furniture	141,078	141,078
Leasehold improvement	-	89,768
Total Property & Equipment	977,890	1,165,810
Less accumulated depreciation	(588,834)	(464,522)
Net Property & Equipment	$389,506	$701,289

Depreciation expense was $183,095 and $255,451 for the years ended December 31, 2009 and 2008, respectively.

During December 31, 2009, the company wrote off $105,851 worth of equipment and leasehold improvement as compared to zero in 2008.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of December 31 are as follows:

	2009	2008

Software solutions	$548,122	$546,912

Domain name	32,321	32,321

Total Intangible Assets	580,443	579,233

Less accumulated amortization	(523,100)	(372,625)

Net Intangible Assets	$57,343	$206,608

Amortization expense was $150,475 and $185,624 for the years ended December 31, 2009 and 2008, respectively.

Amortization expenses of intangible assets over the next two years are as follows:

Amortization

2010:	$49,825
2011:	$7,518

Note 5 - Deposits

Deposits comprised of the following at December 31:

	2009	2008
Rent deposit – Mountain View	$-	$114,750
Rent deposit – Los Angeles	-	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Others	-	8,354
Total Deposits	$50,000	$185,293

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31:

	2009	2008
Accounts payable	$869,349	$378,873
Accrued litigation	72,000	72,000
Other accrued expenses	115,179	65,600
Total accounts payable and accrued expenses	$1,056,528	$511,472

Note 7 - Related Party Transactions

During the year ended December 31, 2009, the amount due to eCapital Group, Inc. was $257,683, a company owned by the CEO of the Company.  The amounts are due on demand, interest-free and unsecured as of December 31, 2009. As of December 31, 2008, the Company had an amount due to eCapital Group, Inc. of $309,070.

The company received approximately $13,000 for ten (10) years software license from Ecapital, a related party through common director, during 2008 year ended. During December 31, 2009, the company has recorded $3000 as revenue, and the remaining of $9,390 was recorded as deferred revenue on the balance sheet.

Starting from April 2009, the Company has been leasing approximately 4,000 square feet of office space in Palo Alto, CA on a month to month basis for $15,000 per month from eCapital Group, Inc.

Note 8 - Income Taxes

No provision was made for Federal income tax since the Company has significant net operating loss carry forward. Through December 31, 2009, the Company incurred net operating losses for tax purposes of approximately $35,817,000. The net operating loss carry forward may be used to reduce taxable income through the year 2029. Net operating loss carry forward for the State of California is generally available to reduce taxable income through the year 2019. The availability of the Company's net operating loss carry forward is subject to limitations if there is a 50% or more change in the ownership of the Company's stock.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	2009	2008
The United States Tax Rates-Federal	(34%)	(34%)
State Tax	(6%)	(6%)
Vietnam Tax Rate	(25%)	(25%)
Changes in valuation allowance	65%	65%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	December 31,
	2009	2008
Current tax expense:
Federal	$-	$-
State	1600	2,520
Vietnam	-	-
Total current	$1,600	$2,520

Deferred tax
Federal	2,800,000	$2,695,000
State	494,000	449,000
Vietnam Deferred Tax	91,000	65,000
Total deferred tax asset (liabilities)	$3,385,000	$3,209,000
Valuation allowance	(3,385,000)	(3,209,000)
Net deferred tax asset	-	-
Tax expense	$1,600	$2,520

The components of the net deferred tax asset are summarized below:

	12/31/2009	12/31/2008
Deferred tax asset	14,327,000	10,663,000
Valuation allowance	(14,327,000)	(10,663,000)
	$-	$-

Due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a 100% valuation allowance for the net amount of the deferred tax assets has been recorded at December 31, 2009 and 2008.

Note 9 - Commitments and Contingencies

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

On August 1, 2007, the Company entered into a lease for 530 square meters of office space in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan which expires on August 1, 2012. The lease commences on August 1, 2007 and rent expense is fixed at approximately $4,200 per month. The Company prepaid the rent under this lease for 24 months through July 31, 2009.In December 2009, the Company has terminated its lease in Vietnam with Nguyen Van Tan and Vo Thi Ngoc Lan, as a result, the Company was refunded approximately $33,600.

On January 28, 2008, the Company entered into a 5-year lease agreement, with an option to purchase, with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this new lease agreement is as following:

2010:	$294,100
2011:	$304,300
2012:	$314,500
Thereafter:	$52,700

Since April 2009, the Company has been leasing approximately 4,000 square feet of office space in Palo Alto, CA on a month to month basis for $15,000 per month from eCapital Group, Inc., an entity controlled by Company CEO Benedict Van.

Note 10 - Common Stock / Options

Common Stock

2009

During the year ended December 31, 2009, the Company issued the 140,500 shares of common stock for $45,000 in cash at the price of $9 per share and$271,000 at the price of $2 per share.  Shares to be issued amounted to $64,000 as of December 31, 2009.

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $31,000 in cash at the price of $9 per share and and repurchased 100,000 shares for $50,000 into treasury stock. Shares to be issued amounted to $45,000 as at December 31, 2008.

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

Due to the termination of employees and contractors, the number of options that expired within the year ended December 31, 2009 was 688,000 shares, as opposed to 2,868,000 for the year ended December 31, 2008.

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Under Plan	Price	Value
Balance, December 31, 2008	5,383,999	0.97	$5,222,479
Granted
Lapsed	688,000	2.49
Exercised	0	-
Balance, December 31, 2009	4,695,000	0.74	-

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2009:

Options
		Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	4,695,999	2.18	$0.74	4,562,032	$0.64

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

For the year ended December 31, 2009, the Company also granted seven lenders, 4 of which are shareholders, a three year warrant to purchase 485,500 shares of the Company’s stock at $9 per share.

The company also granted warrants to purchase 25,000 shares of its common stock  at $9 per share to one of the stockholder in connection with common stock issued during December 31, 2009

The following summary presents the warrants granted, exercised, expired and outstanding at December 31, 2009:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
		Price	Value
Balance, December 31, 2008	750,000	$6.00	$-
Granted	810,500	8.26	-
Exercised	-	-	-
Balance, December 31, 2009	1,560,500	$6.66	$-

The following summary presents the weighted average exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's warrants at December 31, 2009:

Warrants
Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,560,500	3.01	$6.66	1,472,167	$6.91

Note 11 - Convertible Debt

On various dates in June 2009 to September 2009, the Company entered into five convertible debt agreements pursuant to which the company borrowed a total of $120,000.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 8% (4.68% weighted average rate).  The loans all mature between July and October of 2009.  Each of the loan agreements gives the lender the right to convert the amount due into the common stock of the Company at price of $2.00 per share at any time prior to the loan being paid.  As of December 31, 2009, the Company is under default under the terms of these loans.

Note 12-Notes payable

For the year ending December 31, 2009, the Company entered into nine short-term notes payable agreements in which the Company borrowed a total of $157,400.  In connection with some notes payable, the Company issued 488,500 warrants with an exercise price of $9.00 per shar which are expired between October 2012 and December 2010. The total fair value allocated to the notes payable was calculated using the black schole model was determined at $74,206. During December 31, 2009, $26,251 warrants discount has been amortized and recorded as interest expense. The remaining unamortized warrant discount of $47,955 was included with the face notes payable balance as of December 31, 2009

For eight of the agreements, the Company is to pay a fixed interest rate between 2% to 7%.  The loans all matures between September 2009 and May 2010.  One of which is interest free, unsecured debt and is due on demand.  As of December 31, 2009, the Company has defaulted on payment of $24,297.

Note 13 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $86,457,703 at December 31, 2009. The Company incurred a net loss of $9,251,874 and $$8,156,861 for the years ended December 31, 2009 and 2008, respectively, and as of December 31, 2009, had cash of only $24,393 and working capital of ($1,583,461). In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. However, there can be no assurance that sufficient capital could be raised at acceptable terms due to current investment climate.

Note 14 – Subsequent Event

On January 27, 2010, one of the Company’s note holders filed a complaint in Santa Clara County Superior Court pursuing a $50,000 promissory note bearing 7% interest which was due on October 16, 2009.  The Company did not respond to the complaint and the claimant’s counsel filed a request for entry of default on March 16, 2010.  Thereafter, as the Company did not respond, the claimant counsel filed a request for judgment on April 6, 2010 in the amount of $50,000 principal, $2,816.52 interest, and $1,395 of costs and attorneys fees, or $54,211.52 in the aggregate.

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

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009, and has determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our assessment takes into consideration that we currently have little or no revenue and inventory so that the impact of revenue recognition and inventory write-down policies and controls has not been material to our financial reporting. We currently maintain our books using QuickBooks and we intend to switch as our business grows.

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

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal 2008 fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, such control.

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

Name	Age	Position with the Company
Benedict Van	49	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
James McCargo	58	Director
David A. Brewer	57	Director

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
Name	Position	Year	Salary		Directors Fees Earned or Paid in Cash	Option Awards (1)	Other Compensation	Total
Benedict	Chief Executive Officer & Chief	2008	$ none		None	None	None	none
Van	Financial Officer (4) & Chairman of
	the Board & Director	2008	$80,000	(2)	None	None	None	$80,000
Anthony K .	Chief Financial Officer & Secretary	2009	$ none		None	None	None	none
Chan (3)	& Director
		2008	$100,000		None	None	None	$100,000
James McCargo	Director	2009	None		None	None	$10,000	$10,000
		2008	None		None	None	$10,000	$10,000
David A. Brewer	Director	2009	None		None	None	None	None
Gregory B. Pelling (4)	Director	2008	None		None	None	None	None

(1) As of December 31, 2009, Mr. McCargo held 422,000 options, Mr. Brewer held 304,000 options and Mr. Pelling held 298,000 options.

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

Our executive officers currently receive no salary or bonuses.  The bulk of their compensation is long-term equity appreciation which aligns their interests with those of our stockholders.  As we hire additional executive officers as our business expands, they will likely receive market compensation packages, including base salary, bonus, and option grants.  Mr. Van does not have an employment contract.

Our outside directors currently receive no director’s fees but instead receive an option grant upon their joining the board.  On June 25, 2007, our board appointed our three independent directors (Brewer, McCargo) to the audit committee and the compensation committee. For their services on such committees of the board over the next three years, the two independent directors were granted a total of 144,000 options that vest over a 36-month period and are exercisable at $6.00 per share.  No option grants were made to the directors in 2009.  The options described in this paragraph represent all options granted to our directors in fiscal years 2007 and 2008.

The following table shows certain information with respect to unexercised options held on December 31, 2009, by the named executive officers:

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option Exercise Price	Option Expiration Date
Benedict Van, Chief Executive Officer, Chairman of the Board, and Director	2,699,999	0	$0.08	5/18/2012

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, certain information with respect to stock ownership of:

●	all persons known by us to be beneficial owners of 5% or more of our outstanding shares of $0.0001 par value Common Stock;

●	each director and officer; and

●	all directors and officers as a group.

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

Name and Address of Beneficial Owner (6)	Number of Shares of Common Stock (7)		Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	13,769,886		39.71%
PeopleWeb Communications, Inc. (1)	3,060,229		8.82%
Adel M. Ali	3,260,000		9.40%
Benedict Van (director and executive officer) (1)	2,886,358	(2)	7.72%
James McCargo (director)	392,833	(3)	1.15%
David A. Brewer (director)	391,500	(4)	1.13%
All Directors and Officers as a group (5 persons)	3,919,837	(5)	10.38%

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the table below provides the indicated information with respect to compensation plans.

(c)
Number of
	securities remaining	(a)
	available for	Number of	(b)
	future issuance	securities to	Weighted
	under equity	be issued upon	average exercise
	compensation	exercise of	price of
	plans(excluding	outstanding	outstanding
	securities reflected	options, warrants	options, warrants
Plan Category	in column(a))	and rights	and rights
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	13,616,001	6,256,499	$2.22

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Using the standard for independence promulgated by The Nasdaq Stock Market, Inc., each of Messrs. McCargo, Brewer and Pelling are independent.  Each of Messrs. Benedict Van and Anthony Chan are not independent.

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2009 and 2008, the following audit fees were paid to Kabani & Company, Inc.. There were no tax or other fees paid.

Description of Services	2009	2008
Audit Fees	$45,500	$45,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,500	$45,500

The audit fees for 2009 were pre-approved by the board of directors.

Item 15. Exhibits, Financial Statement Schedule.

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 62 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010

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

Signature	Title	Date
By: /s/ Benedict Van	Chief Executive Officer (Principal Executive Officer),	April 15, 2010
Benedict Van	Chief Financial Officer and Chairman of the Board of Directors

By: /s/ James McCargo *	Member of the Board of Directors	April 15, 2010
James McCargo

By: /s/ David A. Brewer *	Member of the Board of Directors	April 15, 2010
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