Form 10-K/A
period 2009-12-31
HEREUARE INC
filed 2010-04-20
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

First Amendment to

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
Total Number of Pages: 40
Exhibit Index is on Page 40

Explanatory Note:  This First Amendment is being filed to effect the following changes to the following matters in the originally filed Form 10-K, listed in the order in which they occur, with an explanation of relatively minor edits omitted:

1.  Expanding the profitability risk factor  to explain that achieving revenues is critical to the Company becoming profitable,
2.  Adding a risk factor about one of the Company’s operating leases currently in default,
3.  Including in  Part I, Item 3, Legal Proceedings, the litigation described in Footnote 14 of the Financial Statements,
4.  Correcting and adding supplemental explanations in the Management’s Discussion and Analysis,
5.  Increasing the rent accrual by $55,000 for the Terra Bella Avenue property in Footnote 2 of the Financial Statements and flowing the resulting expense through the financial statements, footnotes, and management discussion and analysis,
6.  Correcting errors in footnote 8 to the Financial Statements, in the table for income tax expense and deferred tax asset,
7.  Adding a paragraph to describe inherent limitations on controls in Item 8A(T).
8.  Correcting the Cash Compensation Table in Item 10, especially with respect to option compensation, and adding a paragraph in Item 10 concerning compensation policies and practices as they relate to risk management,
9.  Updating the Security Ownership Table in Item 11,
10.  Adding disclosure in Item 12 about the eCapital operating lease already described elsewhere, and
11.  Adding Exhibits 31.1 and 32.1 which were inadvertently omitted.

HEREUARE,  INC.

2009 ANNUAL REPORT ON FORM 10-K

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

Business Overview

hereUare, Inc. ("hereUare," "HUA," or "the Company") is a diversified technology company developing Internet software and telecom solutions. The Company's key products deliver a simple, yet powerful platform, which can be uniquely tailored to different Internet needs or telecom styles.  The Company's products provide a unique online platform for users, from individuals, through small & medium businesses to larger corporate enterprises, with a personalized, all-in-one web-based solution that aggregates any user's needs, from any location, with the use of any Internet device. The innovative hereUare platform and accompanying solutions are a result of eight years of comprehensive research and development packaged into a portfolio of products, some of which utilize pioneering and involved patent pending technologies that may drastically enhance a user's Internet experience.

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

hereUare applications:

●
hereUareEngine, Search - a powerful and intelligent search tool that efficiently delivers applicable information from the Internet in a simple and precise presentation through its unique hereUare patent pending "relevancy search bar".  hereUareEngine is capable of searching over 10 billion indexed pages, providing powerful information and is designed for all types of users from novice to expert.  hereUare had indexed 10 billion pages but discovered that a majority of the indexed pages were duplicates or contained SPAM . hereUare has developed a methodology to filter pages as they are indexed in order to help avoid (but not entirely eliminate) duplicate pages and SPAM.  hereUare is the process of indexing pages using this filter and thus has not yet achieved its goal of a 10 billion page index but plans to do so during 2010, although no assurance of success can be given.

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

Additionally, hereUare has developed and plans to launch “hereUareVoice, VoIP”, a peer-to-peer Internet voice connection which would use advanced patent-pending hereUare engineered "click-to-call" and "follow-me-everywhere" custom calling features.  This application’s cost-structure, primarily inter-connects with telephone and cell phone providers, has made it financially infeasible for hereUare at this time, but the Company plans to launch this application in the future if it can raise the requiste funding.

Every hereUare application is interconnected through the interchangeable functionalities of each application. For example, a user can click a phone number from a website generated from our hereUareEngine search to order a pizza through our hereUareVoice VoIP, when released, or conversely click a phone number from a user’s hereUareMessage contact list to place a call.  Both functions are enabled without the requirement of a user to insert user data or information.  This level of seamlessness is designed to increase user efficiency while enhancing the overall ease-of-use.  hereUare believes there is a direct correlation between product integration and the success of a business that relies on the Internet as its point of sale.

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

For versatility, the Softphone supports an external phone or headset connected to a computer for dialing and receiving calls.  The Softphone is designed to be a multi-media communication portal, which when expanded incorporates and connects to hereUareEngine and hereUareMessage.

hereUare does not intend to charge customers monthly fees or connection charges for hereUareVoice VoIP, or to require a user contract for VoIP service.  Calls made between two hereUareVoice connections will be free from anywhere in the world. For calls made outside of the hereUare community, hereUare will offer one of the most competitive international rates on the market.  However, the cost of these inter-connects is prohibitive for the Company at this time and will remain until the Company has substantial cash on hand.  Yet, the Company believes that being able to offer such interconnects is essential to the success of hereUareVoice.  Therefore, the Company does not currently plan to be offering this product except on a limited basis until after the Company has raised approximately one million dollars in financing beyond that required to pay off its current debts.

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

The CTC feature will allow hereUare to be innovative with its business proposal to advertisers by allowing a "pay-per-call" model.  According to this model, the advertisers will pay only when a customer initiates a call.  The billing will be reversed so that the caller does not pay, rather the advertiser subsidizes the cost of the call. Businesses will greatly benefit from this model as it minimizes the investment risk for their advertisement dollars and provides a powerful way to capture their audience.  Consumers will benefit from this convenience, while at the same time their privacy is protected, because their home numbers and personal information are shielded.  Businesses are able to self-manage the tools such that they do their own "auditing" of the efficacy of the pay-per-call advertising; thus, they improve the return on investment of their online marketing campaigns. The hereUare CTC model will eliminate the click fraud experienced by many advertisers.  By including "pay-per-call" in its service offerings, hereUare expects to be able to increase VoIP and advertising revenue, plus increase market share through push and pull marketing.

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

While the main portion of the hereUareClassifies product has been developed, further testing is required and launch is currently planned during the second quarter of 2010 provided the required testing is successful and the Company raises adequare financing.

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

In addition to providing publicly accessible basic features free of charge that we believe are comparable to the largest email systems available from market leaders such as Yahoo and Google, our hereUareMessage system will also provide paid solutions for more demanding users and SMBs such as private domain names, file sharing, and calendar sharing.

The Company believes that hereUareMessage is ready for release and once the Company raises approximately five hundred thousand dollars, the Company intends to recruit and retain a sales team and release hereUareMessage.

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

The second prong for marketing once our product suite is available would be an active public relations campaign where the Company and its applications are promoted through a viral marketing approach that attracts interested users through word of mouth. Active viral marketing or viral advertising refers to marketing techniques that use pre-existing social networks to produce or increase in brand awareness, through a self-replicating or viral process using social connections and word-of-mouth or online Internet dialogue to enhance the power of online networking. Viral marketing is a unique online phenomenon that facilitates and encourages people to pass along fresh ideas, concepts and products, and therefore market a message voluntarily. Viral promotions may take the form of video clips, interactive games, images, or emails and have proven very effective in recent years, as proven by the success of YouTube, MySpace and Facebook. Some data suggest that a satisfied customer tells an average of three people about a product or service he/she likes, and eleven people about a product or service which he/she did not like.  Viral marketing is based on this natural human behavior, and has been very useful to the online community in promoting ideas, concepts and products.

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

Branding Strategy

The Internet is a consumer market in which brand recognition is essential to any viral marketing campaign for the attraction and retention of traffic.  Therefore, hereUare has carefully studied and selected its brand and domain name. Extensive focus group studies indicate that the hereUare name suggests and promotes a central Internet destination that serves all the needs of the user.  As a brand, the hereUare message delivers the company's mission as a one-stop destination, where any device can be used, anywhere, any time. "hereUare" is easily pronounced and understood by non-English speaking users, which enhances its acceptance as a global brand. Generally speaking, the Internet domain name has become a valuable commodity. As a result, it has become a serious challenge to find a name that will resonate with consumers, while serving as a company's mission. hereUare has overcome this challenge successfully, with its easily understood brand and domain name used in conjunction with descriptive product names.  The Company has successfully registered its brand and domain name as a trademark with the United States Patent and Trademark Office.  The Company also has applied to register its brand and domain name as a trademark  in other jurisdictions.

Online the company plans to promote its brand through the use of sponsored links and vertical event sponsorships.  As described in the hereUare Marketing Plan section above, sponsorship of events in large tight-knit communities, such as the Christian Life Center, mirrors the viral marketing effect and creates brand awareness. In partnership or in a syndicated situation, the hereUare logo is to be used followed by the “powered by hereUare” tagline.

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

Item 1A.  Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in our Form 10-Q for the quarter ended September 30, 2009. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

We lack revenue history and currently do not have a proven business model to generate revenue.   Absent revenue, our business will fail.

In the past years, we have concentrated on developing our products and have not generated significant revenues.  We have only recently begun testing our products and services on a limited basis and have generated minimal revenues.  During fiscal 2009, we only recognized approximately $5.6 thousand of revenue, of which approximately $3 thousand was from a company controlled by our CEO.  There can be no assurance that as we roll-out our products, we will be able to generate material revenues from them.  Many of our services, such as search and VoIP, have been historically offered free of charge to users, with companies depending upon advertising to generate revenues.  There can be no assurance that we will be able to persuade advertisers that it is cost effective for them to pay us for advertising their products and services.  Even if we are successful initially in generating advertising revenue, there can be no assurance that we will be successful long-term.  hereUareMessage has not generated any revenue to date and is the product from which we plan to receive most of our revenue in the near-term.  Because we have no experience in selling hereUareMessage, there can be no assurances that we will be successful in generating revenue from it.

We have never been and may never become profitable. We will need to be profitable in order to succeed.

We have never been profitable, largely because of our lack of revenues. There can be no assurance that we will ever generate substantial revenues or a gross profit, much less and operating profit. Even if we achieve profitability, there can be no assurance that we will be able to sustain it.

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

As of December 31, 2009 we had cash of only $24,393 and working capital of ($1,638,461). Historically, we relied on funds raised from private sale of our common stock to accredited investors and were only able to support our small operation and development of our technology.  Although we are currently seeking substantial financing to launch our products and services and to pay down our third party accounts payable and accrued expenses of $1,111,528 as of December 31, 2009, the loss we incurred during 2009, and our debt to related parties $257,683 as of December 31, 2009, there is no assurance that we will be successful in raising the funds necessary on favorable terms.  Management remains doubtful whether enough revenues can be generated in the near term to sustain our operations and intends to seek substantial funding for introducing and marketing our suite of software products. Otherwise, we will not be able to introduce them in a large-scale manner and may have to scale down or cease our operations.  In the event that financing activities cannot generate adequate funds to launch our marketing efforts, we intend to curtail our operations until such funds are available. Although the Company continues to seek financing to support our working capital needs, we have no assurance that we will be successful in raising the funds required.  In the event that the Company is not successful in generating sufficient capital resources on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity, and financial condition.

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

We have a potential liability of approximately $1.2 million to our Terra Bella landlord.  If we cannot negotiate a material reduction in this liability, we may not be able raise the equity capital we require.

We entered into a five-year lease of a facility on Terra Bella Avenue in Mountain View in 2008.  Wc were subsequently unable to afford the rent and did not require the space when we down-sized.  We therefore abandoned the facility during 2009.  As of December 31, 2009, we had accrued a liability to the landlord under our lease of approximately $265,000 and through 2013 we may potentially incur liability for an additional approximately $950,000.  The landlord has not been able to let the premises since we moved out.  We intend to attempt to negotiate a reduced settlement with the landlord.  If we are unable to do so, we may not be able to raise equity capital due to the prospect of the funds we raise being used to pay the landlord rather than grow our business.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

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

The Company ceased paying its monthly rent in December of 2008 and is therefore in default under this lease, owing approximately $265,000 as of December 31, 2009, after the landlord applied its security deposit.  The Company received a notice of abandonment from the landlord during June, 2009.  The Company intends to negotiate a settlement with its landlord although there can be no assurance it will succeed or what the terms of any such settlement would be.

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

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 11 of Part III of this Annual Report on Form 10-K.

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

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our product development, product release, marketing, fundraising and expansion plans, and our objectives, expectations, intentions, and target markets, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under Item 1A “Risk Factors” and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's website at www.sec.gov.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and did not have a significant impact on our consolidated financial statements.

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

Revenues and Gross Profit (Loss)

During the year ended December 31, 2009, we only generated sales of $5,575 which was mainly from the Company's VoIP product. Cost of goods was $2,567 which included domestic and international telecom termination charges for testing purposes, resulted in gross profit of $3,009.  Revenue for the year ended December 31, 2008, also primarily from the VoIP product, was $27,737 and cost of goods was $32,485 resulting in a gross loss of $4,748.

Development of our Internet software technologies has generally been completed as of year-end 2009, and we plan to attempt to market our hereUare Message e-messaging and groupware products to small and medium-sized businesses beginning in the second quarter of 2010.  However, there can be no assurance that we can generate significant sales from such attempts. We are currently not intending to market our hereUare Voice VoIP software due to interconnect and other costs until we are on a more secure financial footing.  Our hereUare Engine search product requires us to increase the number of indexed pages in order to be effective as we implemented some new technologies in order to eliminate the page duplications that existed in our prior number of indexed pages due largely from spam.  We are not planning to offer our hereUareEngine search engine product until after we have indexed close to 10 billion pages for our hereUare Engine software to search, and we cannot estimate when that will occur or the effort that will be required to index that many pages.

Costs and Expenses

Our depreciation and amortization expenses were $333,570 and $415,575 for the years ended December 31, 2009 and 2008. Most of the decrease was due to our not purchasing additional assets during 2009 as we did during 2008 and to the end of the depreciation period on other assets during 2009.

Our rent expenses were $590,241 and $402,423 for the years ended December 31, 2009 and 2008. Of the $590,241 for 2009, $572,187 was for our US locations and $18,053 was for our Vietnam location. Of the $402,423 for 2008, $326,782 was for our US locations and $72,719 was for our Vietnam location. The main part of the increased rent in 2009 versus 2008 in our US locations involved our moving our principal executive offices from our Mountain View to our Palo Alto facility. Even though we have moved out of the Mountain View facility in an attempt to reduce costs, we are still accruing liability for rent as the landlord has not found another tenant.

Our payroll expenses were $183,321 which reflected a sharp decrease in engineering, marketing, and management staff as compared to $1,106,375 for the previous year. For the year ended December 31, 2009, we also incurred professional fees of $356,451 which included $155,146 for legal, $40,330 for accounting, $150,020 in consulting fees for software engineering and business consultation, and $10,956 for agent fees. In the prior year, we had professional fees of $934,741 which included $181,258 for legal, $18,181 for accounting, $735,302 in consulting fees for software engineering and business consultation, and $7,514 for agent fees. The bulk of the $585,282 decrease in professional fees in 2009 versus 2008 was therefore in consulting fees for software engineering and business consultation, with most of that decrease being from the decrease in number of consultants. These reductions in payroll and consultants were necessary due to our not having the cash on hand to pay service providers.

General and administrative expenses for the year ended December 31, 2009 were $7,709,883 which included $7,480,293 in non-cash option and warrant expenses estimated by using a Black-Scholes option pricing model G&A expenses for the previous year were $4,122,645 which included non-cash option expenses in the amount of $3,223,391. Our non-cash option expenses increased largely because of the expenses associated with options that were renewed in the first half of 2009. During December 31, 2009, the company wrote off $105,851 worth of property and equipment as compared to zero in 2008. Therefore, our general and administrative costs other than non-cash option and warrant expenses and property and equipment writeoff declined by $775,515 from $899,515 to $123,739 due to our efforts to reduce expenses.

As a result of foregoing factors, our net loss was $9,306,874 for the year ended December 31, 2009, as compared to $8,156,861 for the year ended December 31, 2008. Net loss per share increased to $0.27 in 2009 from $0.24 in 2008, while weighted average number of shares outstanding increased to 34,453,892 by the end of the year 2009 from 34,340,393 of a year ago.

Liquidity and Capital Resources

Net cash flow for the twelve months ended December 31, 2009 was $17,493. There was a net inflow of $616,013 from financing activities. Cash flow from operating activities was a negative $623,210 on a consolidated basis while net cash provided by investing activities was $24,690.

Our Company has not generated significant revenues from our operations over the last several years and management remains doubtful that enough revenues can be generated from operations in the next twelve months to cover the cost of our operations. In addition, as of December 31, 2009, we had cash of only $24,393 and working capital of ($1,638,461)  As a result of our weak cash position, we are in default of some of our contractual obligations, including our Terra Bella Avenue lease.  We will be seeking substantial funding within the next year to pay down our accounts payable and accrued expenses of $1,111,528 as of December 31, 2009, the loss we incurred during the first quarter of 2009, and for introducing and marketing our hereUare Message e-messaging and groupware software product. Otherwise, we may not be able to survive and will not be able to introduce such software in a large-scale manner and may have to scale down or cease our operations.

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

Disclosure of Contractual Obligations

[Don’t we need a table showing our contractual obligations, including the Terra Bellwa lease?]

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 6A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 7. Financial Statements and Supplementary Data.

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2009 of $86,512,703 including net losses of $9,306,874 for the year ended December 31, 2009. These factors as discussed in Note 13 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April  14, 2010

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,393	6,900
Account receivable	439	106
Prepaid expenses	8,753	35,301
Total Current Assets	33,585	42,307

PROPERTY AND EQUIPMENT-NET	389,056	701,289
INTANGIBLE ASSETS-NET	57,343	206,608
DEPOSITS	50,000	185,293
Total Non-Current Assets	496,398	1,093,190

TOTAL ASSETS	$529,983	1,135,496

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,111,528	511,472
Deferred revenue	9,390	12,390
Due to related parties	257,683	309,070
Short term notes payable, net	109,445	-
Convertible notes payable	120,000	-
Shares to be issued	64,000	45,000
Total current liabilities	1,672,046	877,932

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value;
100,000,000 shares authorized;
34,678,813 shares issued and 34,578,813 shares outstanding as of December 31, 2009 and 34,338,313 shares issued and outstanding as of December 31, 2008.	3,468	3,454
Treasury Stock; 100,000 shares	(10)	(10)
Additional paid in capital	85,399,233	77,466,062
Subscription receivable	-	(8,000)
Prepaid consulting	(33,937)	-
Accumulated deficit	(86,512,703)	(77,205,829)
Translation Adjustment	1,886	1,886
Total stockholders' equity/(deficit)	(1,142,062)	257,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,983	1,135,496

The accompany notes are an integral part of these audited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
NET REVENUE	$5,575	$27,737
COST OF GOODS SOLD	2,567	32,485
GROSS PROFIT/(LOSS)	3,009	(4,748)

OPERATING EXPENSES
Depreciation and amortization	333,570	415,575
Rent	590,241	402,423
Salaries and payroll taxes	183,321	1,106,375
Professional fees	356,452	934,742
Impairment of advance	-	170,000
Impairment of property and equipment	105,851	-
Impairment of investment	-	1,000,000
General and administrative expenses	7,709,883	4,122,645
Total operating expenses	9,279,317	8,151,760

LOSS FROM OPERATIONS	(9,276,308)	(8,156,508)

OTHER INCOME (EXPENSE)
Interest income	121	2,167
Interest expense	(31,699)	-
Gain on sale of property	2,613	-
Total Other Income/(loss)	(28,966)	2,167

LOSS BEFORE INCOME TAXES	(9,306,274)	(8,154,341)

INCOME TAX	1,600	2,520

NET LOSS	(9,306,874)	(8,156,861)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	1,886

NET COMPREHENSIVE LOSS	$(9,306,874)	$(8,154,975)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	34,453,892	34,340,393

BASIC AND DILUTED NET LOSS PER SHARE	$(0.27)	$(0.24)

*	Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these audited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock		Treasury stock					Other		Total
	Number of		Number of		Additional	Subscription	Prepaid	comprehensive	Accum.	stockholders'
	shares	Amount	shares	Amount	paid in capital	Receivable	Consulting	income	deficit	equity (deficit)
Balance as of January 1, 2008	34,239,864	$3,424	-	$-	$71,606,663	$(53,000)	$-	$-	$(69,048,968)	$2,508,119

Shares issued for cash	298,449	30	-	-	2,685,998	-	-	-	-	2,686,028

Cash received for subscription receivable from 2007	-	-	-	-	-	45,000	-	-	-	45,000

Purchase of treasury shares	-	-	100,000	(10)	(49,990)	-	-	-	-	(50,000)

Option expenses	-	-	-	-	3,223,391	-	-	-	-	3,223,391

Foreign currency translation	-	-	-	-	-	-	-	1,886	-	1,886

Net loss for the year		-	-	-	-	-	-	-	(8,156,861)	(8,156,861)

Balance as of December 31, 2008	34,538,313	3,454	100,000	(10)	77,466,062	(8,000)	-	1,886	(77,205,829)	257,563

Shares issued for cash	140,500	14	-	-	315,986	-	-	-	-	316,000

Written off of subscription receivable	-	-	-	-	-	8,000	-	-	-	8,000

Granted of warrants for notes payable	-	-	-	-	74,206	-	-	-	-	74,206

Granted of warrants for services	-	-	-	-	38,420	-	(33,937)	-	-	4,483

Warrants issued for cash	-	-	-	-	318,131	-	-	-	-	318,131

Option expenses	-	-	-	-	7,186,428	-	-	-	-	7,186,428

Net loss for the year	-	-	-	-	-	-	-	-	(9,306,874)	(9,306,874)

Balance as of December 31, 2009	34,678,813	$3,468	100,000	$(10)	85,399,233	$-	$(33,937)	$1,886	$(86,512,703)	$(1,142,062)

The accompany notes are an integral part of these audited consolidated financial statement

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,306,874)	$(8,156,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,570	415,575
Issuance of stock options for compensation	7,186,428	3,223,391
Amortization of warrants expense for services	267,614	-
Amortization of warrant expense for notes payable	26,251	-
Impairment of property and equipment	105,851	-
Impairment of an investment and advances	-	1,170,000
Write off of subscription receivable	8,000	-
Gain on sale of property	(2,613)	-
(Increase) decrease in current assets:
Account receivable	(333)	-
Inventory	-	21,811
Prepaid expense	26,548	130,356
Deposits	135,293	(78,303)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	545,056	112,033
Deferred Revenue	(3,000)	12,144
Net cash used in operating activities	(623,210)	(3,149,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	27,000	-
Purchase of property and equipment	(1,100)	(437,079)
Purchase of software	(1,210)	(70,471)
Leasehold Improvement	-	(89,768)
Net cash provide by/(used in) investing activities	24,690	(597,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payment to related parties	(51,387)	320,318
Proceeds from subsciption receivable	-	45,000
Proceeds from short term notes payable	157,400	-
Proceeds from convertible note payable	120,000	-
Proceeds from issuance of common stock for cash and shares to be issued	335,000	2,731,028
Proceeds from warrants	55,000	-
Repurchase treasury stock	-	(50,000)
Net cash provided by financing activities	616,013	3,046,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	1,887

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	17,493	(698,939)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	$705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,393	$6,900

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,600	$2,520
Interest payments	$-	$-

NONCASH SUPPLEMENTAL DISCLOSURES:
Warrants issued for notes payable	$74,206	$-
Warrants issued for services	$38,420	$-

The accompany notes are an integral part of these audited consolidated financial statement

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

Long-lived assets - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. For the fourth quarter ended December 31, 2009, the Company wrote off $105,851 worth of assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Revenue Recognition - Revenue from certain licensing programs is recorded when license agreement has been executed, the software package has been delivered or shipped, the fee is determined and the customer is invoiced. Subscription Fees or Perpetual License Fees and Support Fees revenues are recognized on an accrual basis for the term of the agreement.  The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin104 (ASC 605). The Company recognized a small amount of revenue from licensing agreements in the year ended December 31, 2009.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and did not have a significant impact on our consolidated financial statements.

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

During December 31, 2009, the company wrote off $105,851 worth of equipment and leasehold improvement as compared to zero in 2008.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of December 31 are as follows:

	2009	2008

Software solutions	$548,122	$546,912

Domain name	32,321	32,321

Total Intangible Assets	580,443	579,233

Less accumulated amortization	(523,100)	(372,625)

Net Intangible Assets	$57,343	$206,608

Amortization expense was $150,475 and $185,624 for the years ended December 31, 2009 and 2008, respectively.

Amortization expenses of intangible assets over the next two years are as follows:

Amortization

2010:	$49,825
2011:	$7,518

Note 5 - Deposits

Deposits comprised of the following at December 31:

	2009	2008
Rent deposit – Mountain View	$-	$114,750
Rent deposit – Los Angeles	-	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Others	-	8,354
Total Deposits	$50,000	$185,293

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31:

	2009	2008
Accounts payable	$924,349	$378,873
Accrued litigation	72,000	72,000
Other accrued expenses	115,179	65,600
Total accounts payable and accrued expenses	$1,111,528	$511,472

Note 7 - Related Party Transactions

During the year ended December 31, 2009, the amount due to eCapital Group, Inc. was $257,683, a company owned by the CEO of the Company.  The amounts are due on demand, interest-free and unsecured as of December 31, 2009. As of December 31, 2008, the Company had an amount due to eCapital Group, Inc. of $309,070.

The company received approximately $13,000 for a ten (10) years software license from Ecapital, a related party through common director, during the year ended December 31, 2008. During December 31, 2009, the company has recorded $3,000 of this sum as revenue, and the remaining of $9,390 was recorded as deferred revenue on the balance sheet.

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	2009	2008
The United States Tax Rates-Federal	(34%)	(34%)
State Tax	(6%)	(6%)
Vietnam Tax Rate	(25%)	(25%)
Changes in valuation allowance	65%	65%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	December 31,
	2009	2008
Current tax expense:
Federal	$-	$-
State	1600	2,520
Vietnam	-	-
Total current	$1,600	$2,520

Deferred tax
Federal	2,819,000	$2,695,000
State	497,000	449,000
Vietnam Deferred Tax	91,000	65,000
Total deferred tax asset (liabilities)	$3, 407,000	$3,209,000
Valuation allowance	(3,407,000)	(3,209,000)
Net deferred tax asset	-	-
Tax expense	$1,600	$2,520

The components of the net deferred tax asset are summarized below:

	12/31/2009	12/31/2008
Deferred tax asset	14,349,000	10,663,000
Valuation allowance	(14,349,000)	(10,663,000)
	$-	$-

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

On June 8, 2006, the Company entered into a 5-year lease agreement with CarrAmerica Techmart which expires on June 15, 2011. Rent expenses in future periods pursuant to this lease agreement are shown below. In July 2008, the Company subleased the space for the remainder of the lease term to Egenera, Inc. pursuant to a sublease agreement by which the sublessee pays for all of the future rent expenses.

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
On January 28, 2008, the Company entered into a 5-year lease agreement, with an option to purchase, with 1061 Terra Bella Associates, LLC, which expires on February 28, 2013. Rent expense per this lease agreement is as following:

2010:	$294,100
2011:	$304,300
2012:	$314,500
Thereafter:	$52,700

The Company has moved out of these premises but is still accruing liability for rent as the landlord has not found another tenant.

Since April 2009, the Company has been leasing approximately 4,000 square feet of office space in Palo Alto, CA on a month to month basis for $15,000 per month from eCapital Group, Inc., an entity controlled by Company CEO Benedict Van.

Note 10 - Common Stock / Options

Common Stock

2009

During the year ended December 31, 2009, the Company issued the 140,500 shares of common stock.  5,000 of these shares were issued for $45,000 in cash at the price of $9 per share and 135,500 of these shares were issued for $271,000 at the price of $2 per share.  Shares to be issued amounted to $64,000 for 32,000 shares as of December 31, 2009.

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $2,686,028 in cash at the price of $9 per share and and repurchased 100,000 shares for $50,000 into treasury stock. Shares to be issued amounted to $45,000 as at December 31, 2008, which were issued during 2009.

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

In exchange for certain consulting services, in,2009, the Company granted two shareholders a three year warrant to purchase 100,000 shares of the Company's stock at $9 per share.

For the year ended December 31, 2009, the Company also granted seven lenders, four of which are shareholders, three-year warrants to purchase 488,500 shares of the Company’s common stock at $9 per share.

The company also granted warrants to purchase 25,000 shares of its common stock  at $9 per share to one of the stockholder in connection with common stock issued during the fourth quarter ended December 31, 2009

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

Note 11 - Convertible Debt

On various dates in June 2009 to September 2009, the Company entered into five convertible debt agreements pursuant to which the company borrowed a total of $120,000.  Under the terms of the agreements, the Company is obligated to pay a fixed interest rate of between 2% and 8% (4.68% weighted average rate).  The loans all mature between July and October of 2009.  Each of the loan agreements gives the lender the right to convert the amount due into the common stock of the Company at price of $2.00 per share at any time prior to the loan being paid.  As of December 31, 2009, the Company is under default under the terms of these loans and these loans remain outstanding and convertible into Company common stock.

Note 12-Notes payable

For the year ending December 31, 2009, the Company entered into nine short-term notes payable agreements in which the Company borrowed a total of $157,400. In connection with some of these notes payable, the Company issued 488,500 warrants with an exercise price of $9.00 per share which expire between October 2012 and December 2012. The total fair value of these warrants, which is treated as a warrant discount and is allocable to the notes payable, was calculated using the Black Schole model and was determined at $74,206. During December 31, 2009, $26,251 of this total fair value has been amortized and recorded as interest expense. The remaining unamortized warrant discount of $47,955 was included with the face notes payable balance as of December 31, 2009.

For eight of the note payables agreements, the Company is to pay a fixed interest rate between 2% to 7%. These loans all mature between September 2009 and May 2010. The ninth such agreement is interest free, unsecured debt and is due on demand. As of December 31, 2009, the Company has defaulted on payment of $24,297.

Note 13 - Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $86,512,703 at December 31, 2009. The Company incurred a net loss of $9,306,874 and $$8,156,861 for the years ended December 31, 2009 and 2008, respectively, and as of December 31, 2009, had cash of only $24,393 and working capital of ($1,638,461). In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require additional working capital in the next twelve months. However, there can be no assurance that sufficient capital may be raised at acceptable terms due to current investment climate or otherwise.

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

Our management, with the participation of our Chief Executive and Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

There was no change in the Company's internal control over financial reporting identified in connection with the assessment described above that occurred during the Company's fiscal 2009 fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, such control.

(c)  Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of March 31, 2010, the names and ages of all of our directors and executive officers and all positions and offices held. All directors hold office until such director's successor is elected and qualified. Each officer serves at the pleasure of the board and may be removed at any time by a vote of a majority of the authorized directors.  It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. However, any of the above directors or executive officers could resign and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company typically files these reports on behalf of its directors and officers, based on information provided by them.  The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2009 fiscal year.

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
Name	Position	Year	Salary		Directors Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Benedict	Chief Executive Officer & Chief	2009	$ None		None	$51,92,876	None	$5,192,876
Van	Financial Officer (4) & Chairman of
	the Board & Director	2008	$80,000	(2)	None	None	None	$80,000
Anthony K .	Chief Financial Officer & Secretary	2009	$ None		None	None	None	none
Chan (3)	& Director
		2008	$100,000		None	None	None	$100,000
James McCargo	Director	2009	None		None	$$85,052	$10,000	$95,052
		2008	None		None	$2,522,594	$10,000	$2,532,594
David A. Brewer	Director	2009	None		None	$36,636	None	$36,636
		2008	None		None	$57,337	None	$57,337
Gregory B. Pelling (4)	Director	2009	None		None	None	None	None
		2008	None		None	$53,489	None	$53,489

(1)  Amounts in this column for a particular fiscal year represent the compensation cost of stock option awards granted during that fiscal year and in prior years recognized for financial statement reporting purposes during that fiscal year calculated in accordance with SFAS 123R. In our calculations per SFAS 123R, the Company used the Black-Scholes option pricing model which utilizes certain assumptions outlined in the footnotes to the Company’s financial statements included in this report.  On May 18, 2009, the expiration date of Mr. Van’s 2,699,999 options and 30,000 of Mr. McCargo’s options was extended for two years and the amount shown includes the incremental fair value,computed as of the date of the extension in accordance with FASB ASC Topic 718.  As of December 31, 2009, Mr. McCargo held 422,000 options and Mr. Brewer held 304,000 options.

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

Our outside directors currently receive no director’s fees but instead receive an option grant upon their joining the board.  On June 25, 2007, our board appointed our two current independent directors (Messrs. Brewer and McCargo) and a former independent director (Mr. Pelling) to the audit committee and the compensation committee. For their services on such committees of the board over the next three years, each independent director was granted a total of 48,000 options that vest over a 36-month period and are exercisable at $6.00 per share.  No option grants were made to the directors in 2008 or 2009.  Thus, the options described in this paragraph represent all options granted to our directors in fiscal years 2007,  2008, and 2009.

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

Because the Company has no cash to pay its service providers, their compensation has been tied entirely to long-term equity incentives, namely stock options.  The service providers will only be able to monetize these options if the value of the Company’s stock exceeds the exercise price of the options.  In the case of Mr. Van, this means $0.08 for his 2,699,999 options.  Mr. Van therefore does not need the price per share of common stock to be very great in order for his options to have value and he may be therefore be risk averse if and when the Company’s stock obtains value.  For Messrs. McCargo and Pelling, this means $6.00 per share as to 48,000 of their options, $2.00 as to __ of their options, and as to Mr. McCargo,$0.08 for.30,000 of his options.  To the extent their average option exercise price is greater, the outside directors are incentivized to take risks that could realize substantial value for the Company rather than to not take risks and end up in a situation where their options have little or no value.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2010, certain information with respect to stock ownership of:

●	all persons known by us to be beneficial owners of 5% or more of our outstanding shares of $0.0001 par value Common Stock;

●	each director and officer; and

●	all directors and officers as a group.

The table assumes a total of 34,438,313 shares of common stock outstanding. In calculating the number of shares of common stock beneficially owned by a person or group and the percentage ownership of that person or group, we deemed outstanding shares subject to options or warrants held by that person or group that are currently exercisable or exercisable within 60 days of March 31, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Name and Address of Beneficial Owner (6)	Number of Shares of Common Stock (7)		Percentage of Common Stock Ownership*
ECapital Group, Inc. (1)	13,769,886		39.71%
PeopleWeb Communications, Inc. (1)	3,060,229		8.82%
Adel M. Ali	3,260,000		9.40%
Benedict Van (director and executive officer) (1)	2,886,358	(2)	7.72%
James McCargo (director)	413,833	(3)	1.15%
David A. Brewer (director)	418,500	(4)	1.13%
All Directors and Officers as a group (5 persons)	3,919,837	(5)	10.38%

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

(2) Includes 2,699,999 shares issuable upon exercise of options exercisable within sixty days of March 31, 2010.

(3) Includes 413,833 shares issuable upon exercise of options exercisable within sixty days of March 31, 2010.

(4) Includes 293,500 shares issuable upon exercise of options exercisable within sixty days of March 31, 2010.

(5) Includes 3,419,332 shares issuable upon exercise of options exercisable within sixty days of March 31, 2009. This total excludes shares of ECapital Group, Inc. and PeopleWeb Communications which Mr. Van may be deemed to beneficially own per note (1). Including his pecuniary interest in such entities, officer and directors as a group would beneficially own 18,130,837 shares which is 48.01%.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Using the standard for independence promulgated by The Nasdaq Stock Market, Inc., each of Messrs. McCargo, and Brewer, who are the sole members of the audit and compensation committees, are independent while Mr. Benedict Van, the Company’s third director, is not independent.

Since April 2009, the Company has been leasing approximately 4,000 square feet of office space in Palo Alto, CA on a month to month basis for $15,000 per month from eCapital Group, Inc., an entity controlled by Company CEO Benedict Van by virtue of his being its sole director and executive officer and a greater than 10% stockholder.  The Company believes that this rental rate is at or below market.

Item 13. Principal Accounting Fees and Services.

During the years ended December 31, 2009 and 2008, the following fees were paid to Kabani & Company, Inc.:

Description of Services	2009	2008
Audit Fees	$45,500	$45,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,500	$45,500

The audit committee has a policy to pre-approve all fees to be paid to the Company’s principal accountant.  The audit fees for 2008 and 2009 were pre-approved by the audit committee.

Item 14. Exhibits, Financial Statement Schedules.

(a) Exhibits and Index of Exhibits.

See Index to Exhibits on page 62 of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2010

hereUare, Inc.
By:	/s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

(a) Exhibits Incorporated by Reference

Exhibit No.	Exhibit Description
3.1(1)	Certificate of Incorporation, as amended on July 24, 2001
3.1(5)	Certificate of Ownership and Merger of PeopleNet Name Change Subsidiary, Inc. with and into PeopleNet International Corporation
3.2(1)	By-laws
4.1(1)	2001 Stock Option Plan
4.2(1)	2001 Non-Employee Director Stock Option Plan
4.3(1)	2001 Stock Incentive Plan
10.1(1)	Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1)	Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1)	Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1)	Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)	Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)	Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)	Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
10.8(3)	Lease Agreement with CarrAmerica Techmart, LLC
10.9(4)	Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
10.10(6)	Lease Agreement with 1061 Terra Bella Associates, LLC
21.0 (6)	Subsidiaries of the registrant
24.0 (7)	Power of Attorney

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
7. Included on Page 39 of the Form 10-K for the period ended December 31, 2009.

(b) Exhibits Filed Herewith

i.  Exhibits Inadvertently Omitted from the Form 10-K for the period ended December 31, 2009:

31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0 Section 1350 Certification

ii.  Exhibits to this Form 10-K/A

31.1A Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0A Section 1350 Certification