Form 10-K/A
period 2009-12-31
HEREUARE INC
filed 2010-04-30
CIK 1145906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Second Amendment to

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
Total Number of Pages: 40
Exhibit Index is on Page 40

Explanatory Note:  On April 19, 2009, the Company filed its First Amendment (the "First Amendment") to Form 10-K for the reasons stated in its introductory explanatory note.  However,  the First Amendment, as well as the Form 10-K filed on April 15, 2010, inadvertently included financial statements that were filed before the final review desired by the Company’s independent auditors.  As a result, this Second Amendment is being filed to effect the following changes to the First Amendment:

1. To correct the footing errors in the financial statements contained in Item 7.
2. To indicate in various places in the financial statements, and footnotes 6 and 8 to the financial statements contained in Item 7 that various portions of the financial statements have been restated.
3. To add footnote 15 to the financial statements in Item 7 explaining the restatement.
4. To delete a stray heading in Item 6 and change certain data regarding the number of director options held in Item 10.
5. To add Exhibits 31.1 and 32.1 in Item 14, the Exhibit Index, and as exhibits, which were inadvertently omitted from the First Amendment, which apply to the Form 10-K filed on April 15, 2010.
6. To add Exhibits 31.1B and 32.1B in Item 14, the Exhibit Index, and as exhibits which apply to this Second Amendment.

This Second Amendment includes the entire Form 10-K even though only the above-described items are being changed.

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

We entered into a five-year lease of a facility on Terra Bella Avenue in Mountain View in 2008.  We were subsequently unable to afford the rent and did not require the space when we down-sized.  We therefore abandoned the facility during 2009.  As of December 31, 2009, we had accrued a liability to the landlord under our lease of approximately $265,000 and through 2013 we may potentially incur liability for an additional approximately $950,000.  The landlord has not been able to lease the premises since we moved out.  We intend to attempt to negotiate a reduced settlement with the landlord.  If we are unable to do so, we may not be able to raise equity capital due to the prospect of the funds we raise being used to pay the landlord rather than grow our business.

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

As discussed in Note 15, the financial statements for the year ended December 31, 2009 have been restated.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 15, 2010, except for the Note 15, for which the date is April 30, 2010.

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,393	$6,900
Account receivable	439	106
Prepaid expenses	8,753	35,301
Total Current Assets	33,585	42,307

PROPERTY AND EQUIPMENT-NET	389,056	701,289
INTANGIBLE ASSETS-NET	57,343	206,608
DEPOSITS	50,000	185,293
Total Non-Current Assets	496,398	1,093,190

TOTAL ASSETS	$529,983	$1,135,496

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,111,528	$511,472
Deferred revenue	9,390	12,390
Due to related parties	257,683	309,070
Short term notes payable, net	109,445	-
Convertible notes payable	120,000	-
Shares to be issued	64,000	45,000
Total current liabilities-(Restated 2009)	1,672,046	877,932

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value;
100,000,000 shares authorized; 34,678,813 shares issued
and 34,578,813 shares outstanding as of December 31, 2009
and 34,338,313 shares issued and outstanding as of December 31, 2008	3,468	3,454
Treasury Stock; 100,000 shares	(10)	(10)
Additional paid in capital	85,399,233	77,466,062
Subscription receivable	-	(8,000)
Prepaid consulting	(33,937)	-
Accumulated deficit-(Restated 2009)	(86,512,703)	(77,205,829)
Translation Adjustment	1,886	1,886
Total stockholders' equity/(deficit)-(Restated 2009)	(1,142,062)	257,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,983	$1,135,496

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008

NET REVENUE	$5,575	$27,737
COST OF GOODS SOLD	2,567	32,485
GROSS PROFIT/(LOSS)	3,009	(4,748)

OPERATING EXPENSES
Depreciation and amortization	333,570	415,575
Rent	590,241	402,423
Salaries and payroll taxes	183,321	1,106,375
Professional fees	356,452	934,742
Impairment of advance	-	170,000
Impairment of property and equipment	105,851	-
Impairment of investment	-	1,000,000
General and administrative expenses	7,709,883	4,122,645
Total operating expenses-(Restated 2009)	9,279,317	8,151,760

LOSS FROM OPERATIONS-(Restated 2009)	(9,276,308)	(8,156,508)

OTHER INCOME (EXPENSE)
Interest income	121	2,167
Interest expense	(31,699)	-
Gain on sale of property	2,613	-
Total Other Income/(loss)	(28,966)	2,167

LOSS BEFORE INCOME TAXES-(Restated 2009)	(9,305,274)	(8,154,341)

INCOME TAX	1,600	2,520

NET LOSS-(Restated 2009)	(9,306,874)	(8,156,861)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	1,886

NET COMPREHENSIVE LOSS-(Restated 2009)	$(9,306,874)	$(8,154,975)

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	34,453,892	34,340,393

BASIC AND DILUTED NET LOSS PER SHARE	$(0.27)	$(0.24)

*Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(formerly known as PeopleNet International Corporation)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock		Treasury stock					Other		Total
	Number of		Number of		Additional	Subscription	Prepaid	comprehensive	Accum.	stockholders'
	shares	Amount	shares	Amount	paid in capital	Receivable	Consulting	income	deficit	equity (deficit)
Balance as of January 1, 2008	34,239,864	$3,424	-	$-	$71,606,663	$(53,000)	$-	$-	$(69,048,968)	$2,508,119

Shares issued for cash	298,449	30	-	-	2,685,998	-	-	-	-	2,686,028

Cash received for subscription receivable from 2007	-	-	-	-	-	45,000	-	-	-	45,000

Purchase of treasury shares	-	-	100,000	(10)	(49,990)	-	-	-	-	(50,000)

Option expenses	-	-	-	-	3,223,391	-	-	-	-	3,223,391

Foreign currency translation	-	-	-	-	-	-	-	1,886	-	1,886

Net loss for the year		-	-	-	-	-	-	-	(8,156,861)	(8,156,861)

Balance as of December 31, 2008	34,538,313	3,454	100,000	(10)	77,466,062	(8,000)	-	1,886	(77,205,829)	257,563

Shares issued for cash	140,500	14	-	-	315,986	-	-	-	-	316,000

Written off of subscription receivable	-	-	-	-	-	8,000	-	-	-	8,000

Granted of warrants for notes payable	-	-	-	-	74,206	-	-	-	-	74,206

Granted of warrants for services	-	-	-	-	38,420	-	(33,937)	-	-	4,483

Warrants issued for cash	-	-	-	-	318,131	-	-	-	-	318,131

Option expenses	-	-	-	-	7,186,428	-	-	-	-	7,186,428

Net loss for the year-(Restated)	-	-	-	-	-	-	-	-	(9,306,874)	(9,306,874)

Balance as of December 31, 2009-(Restated)	34,678,813	$3,468	100,000	$(10)	85,399,233	$-	$(33,937)	$1,886	$(86,512,703)	$(1,142,062)

The accompany notes are an integral part of these consolidated financial statements

HEREUARE, INC. AND SUBSIDIARIES
(FORMERLY PEOPLENET INTERNATIONAL CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss-(Restated 2009)	$(9,306,874)	$(8,156,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,570	415,575
Issuance of stock options for compensation	7,186,428	3,223,391
Amortization of warrants expense for services	267,614	-
Amortization of warrant expense for notes payable	26,251	-
Impairment of property and equipment	105,851	-
Impairment of an investment and advances	-	1,170,000
Write off of subscription receivable	8,000	-
Gain on sale of property	(2,613)	-
(Increase) decrease in current assets:
Account receivable	(333)	-
Inventory	-	21,811
Prepaid expense	26,548	130,356
Deposits	135,293	(78,303)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses-(Restated 2009)	600,056	112,033
Deferred Revenue	(3,000)	12,144
Net cash used in operating activities	(623,210)	(3,149,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	27,000	-
Purchase of property and equipment	(1,100)	(437,079)
Purchase of software	(1,210)	(70,471)
Leasehold Improvement	-	(89,768)
Net cash provide by/(used in) investing activities	24,690	(597,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payment to related parties	(51,387)	320,318
Proceeds from subsciption receivable	-	45,000
Proceeds from short term notes payable	157,400	-
Proceeds from convertible note payable	120,000	-
Proceeds from issuance of common stock for cash and shares to be issued	335,000	2,731,028
Proceeds from warrants	55,000	-
Repurchase treasury stock	-	(50,000)
Net cash provided by financing activities	616,013	3,046,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	1,887

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	17,493	(698,939)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,900	705,839
CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,393	$6,900

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$1,600	$2,520
Interest payments	$-	$-

NONCASH SUPPLEMENTAL DISCLOSURES:
Warrants issued for notes payable	$74,206	$-
Warrants issued for services	$38,420	$-

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

Note 3 - Property and Equipment

The property & equipment comprised of the following at December 31:

	2009	2008
Equipment	$836,812	$934,964
Furniture	141,078	141,078
Leasehold improvement	-	89,768
Total Property & Equipment	977,890	1,165,810
Less accumulated depreciation	(588,834)	(464,522)
Net Property & Equipment	$389,056	$701,289

Depreciation expense was $183,095 and $255,451 for the years ended December 31, 2009 and 2008, respectively.

During December 31, 2009, the company wrote off $105,851 worth of equipment and leasehold improvement as compared to zero in 2008.

Note 4 - Intangible Assets

Intangible assets include software solutions and domain names, and the related accumulated amortization as of December 31 are as follows:

	2009	2008

Software solutions	$548,122	$546,912

Domain name	32,321	32,321

Total Intangible Assets	580,443	579,233

Less accumulated amortization	(523,100)	(372,625)

Net Intangible Assets	$57,343	$206,608

Amortization expense was $150,475 and $185,624 for the years ended December 31, 2009 and 2008, respectively.

Amortization expenses of intangible assets over the next two years are as follows:

Amortization

2010:	$49,825
2011:	$7,518

Note 5 - Deposits

Deposits comprised of the following at December 31:

	2009	2008
Rent deposit – Mountain View	$-	$114,750
Rent deposit – Los Angeles	-	2,189
Rent deposit – Vietnam	-	10,000
Attorney retainer deposit	50,000	50,000
Others	-	8,354
Total Deposits	$50,000	$185,293

Note 6 - Accounts Payable and Accrued Expenses

Account payable and accrued expenses comprised of the following at December 31:

	2009	2008
Accounts payable (Restated for 2009)	$924,349	$378,873
Accrued litigation	72,000	72,000
Other accrued expenses	115,179	65,600
Total accounts payable and accrued expenses	$1,111,528	$511,472

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

Note 8 - Income Taxes (Restated)

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

Deferred tax-(Restated 2009)
Federal	2,819,000	$2,695,000
State	497,000	449,000
Vietnam Deferred Tax	91,000	65,000
Total deferred tax asset (liabilities)	$3, 407,000	$3,209,000
Valuation allowance	(3,407,000)	(3,209,000)
Net deferred tax asset	-	-
Tax expense	$1,600	$2,520

The components of the net deferred tax asset are summarized below:

	12/31/2009	12/31/2008
	(Restated)
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

2008

During the year ended December 31, 2008, the Company issued the 298,449 shares of common stock for $2,686,028 in cash at the price of $9 per share and repurchased 100,000 shares for $50,000 into treasury stock. Shares to be issued amounted to $45,000 as at December 31, 2008, which were issued during 2009.

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

Note 15- Restatement

The Company is presently restating its financial statements so that the following items reflect a $55,000 rent accrual that such items had not previously reflected although such expense had been previously reflected in other items in the financial statements:

	As Previously Stated	Adjustment	As Restated December 31, 2009
Balance Sheet
Total current liabilities	$1,617,046	$55,000	$1,672,046
Accumulated deficit	(86,457,703)	(55,000)	(86,512,703)
Total stockholders' equity/(deficit)	(1,087,062)	(55,000)	(1,142,062)

Statement of Operations (for the year ended December 31, 2009
Total operating expenses	$9,224,317	$55,000	$9,279,317
Loss from operations	(9,221,308)	(55,000)	(9,276,308)
Loss before income tax	(9,250,274)	(55,000)	(9,305,274)
Net loss	(9,251,874)	(55,000)	(9,306,874)
Net comprehensive loss	(9,251,874)	(55,000)	(9,306,874)

Statement of Cash Flows (for the year ended December 31, 2009)
Net loss	$(9,251,874)	$(55,000)	$(9,306,874)
Accounts payable and accrued expenses	545,056	55,000	600,056

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
Name	Position	Year	Salary		Directors Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Benedict	Chief Executive Officer & Chief	2009	$ None		None	$51,92,876	None	$5,192,876
Van	Financial Officer (4) & Chairman of
	the Board & Director	2008	$80,000	(2)	None	None	None	$80,000
Anthony K .	Chief Financial Officer & Secretary	2009	$ None		None	None	None	none
Chan (3)	& Director
		2008	$100,000		None	None	None	$100,000
James McCargo	Director	2009	None		None	$85,052	$10,000	$95,052
		2008	None		None	$2,522,594	$10,000	$2,532,594
David A. Brewer	Director	2009	None		None	$36,636	None	$36,636
		2008	None		None	$57,337	None	$57,337
Gregory B. Pelling (4)	Director	2009	None		None	None	None	None
		2008	None		None	$53,489	None	$53,489

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

Our outside directors currently receive no director’s fees but instead receive an option grant upon their joining the board.  On June 25, 2007, our board appointed our two current independent directors (Messrs. Brewer and McCargo) and a former independent director (Mr. Pelling) to the audit committee and the compensation committee. For their services on such committees of the board over the next three years, each independent director was granted an average of 48,000 options that vest over a 36-month period and are exercisable at $6.00 per share.  No option grants were made to the directors in 2008 or 2009.  Thus, the options described in this paragraph represent all options granted to our directors in fiscal years 2007,  2008, and 2009.

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

Because the Company has no cash to pay its service providers, their compensation has been tied entirely to long-term equity incentives, namely stock options.  The service providers will only be able to monetize these options if the value of the Company’s stock exceeds the exercise price of the options.  In the case of Mr. Van, this means $0.08 for his 2,699,999 options.  Mr. Van therefore does not need the price per share of common stock to be very great in order for his options to have value and he may therefore be risk averse if and when the Company’s stock obtains value.  For Messrs. McCargo and Brewer, this means $6.00 per share as to 42,000 and 54,000 of their options, respectively; $2.00 as to 350,000 and 250,000 of their options, respectively; and as to Mr. McCargo, $0.012 for 30,000 of his options.  To the extent their average option exercise price is greater, the outside directors are incentivized to take risks that could realize substantial value for the Company rather than to not take risks and end up in a situation where their options have little or no value.

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

Dated: April 28, 2010

hereUare, Inc.
By:	/s/ Benedict Van
Benedict Van
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

(a) Exhibits Incorporated by Reference

Exhibit No.	Exhibit Description
3.1(1)	Certificate of Incorporation, as amended on July 24, 2001
3.1(5)	Certificate of Ownership and Merger of PeopleNet Name Change Subsidiary, Inc. with and into PeopleNet International Corporation
3.2(1)	By-laws
4.1(1)	2001 Stock Option Plan
4.2(1)	2001 Non-Employee Director Stock Option Plan
4.3(1)	2001 Stock Incentive Plan
10.1(1)	Agreement between American Champion Media & American Champion Entertainment dated as of July 10, 2001
10.2(1)	Agreement among ACEI, American Champion Media, ECapital Group & Anthony Chan, dated as of June 20, 2001
10.3(1)	Agreement between American Champion Media & World Channel dated as of December 27, 2000
10.4(1)	Agreement between American Champion Media & Brighter Child Interactive dated as of September 30, 1999
10.5(1)	Agreement between American Champion Media & Prestige Toys Corp dated as of October 13, 1999
10.6(2)	Agreement - Sale of Assets between ECapital Group & PeopleNet International dated March 21, 2002
10.7(2)	Agreement - Sale of Assets between PeopleNet Corporation & PeopleNet International dated March 21, 2002
10.8(3)	Lease Agreement with CarrAmerica Techmart, LLC
10.9(4)	Agreement and Plan of Merger with hereUare Communications, Inc., dated August 25, 2006
10.10(6)	Lease Agreement with 1061 Terra Bella Associates, LLC
21.0 (6)	Subsidiaries of the registrant
24.0 (7)	Power of Attorney
31.1A(8)	Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0A (8)	Section 1350 Certification

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
7. Included on Page 39 of the Form 10-K for the period ended December 31, 2009.
8.  Filed as an exhibit to the Company’s Form 10-K/A dated April 19, 2010, for the period ended December 31, 2010.

(b) Exhibits Filed Herewith

i.  Exhibits Inadvertently Omitted from the Form 10-K for the period ended December 31, 2009:

31.1 Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0 Section 1350 Certification

ii.  Exhibits to this Form 10-K/A

31.1B Rule 13a-14(a) / 15d-14(a) Certification of Benedict Van, CEO and CFO
32.0B Section 1350 Certification